Form 10QSB
period 2004-03-31
DSA FINANCIAL CORP
filed 2004-07-29
CIK 1282852

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-QSB

         (Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 000-50864


                            DSA FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Delaware                                               Applied For
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 118 Walnut Street, Lawrenceburg, Indiana 47025
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (812) 537-0840
               (Registrant's telephone number including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed from last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         1. Yes X No . 2. Yes No X .

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                            Shares
                                                        Outstanding at
                          Class                         July 28, 2004
                     --------------                     -------------
                      Common Stock,                           0
                     par value, $0.01

                                TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item     1. Financial Statements                                               1

Item     2. Management's Discussion and Analysis of Financial Condition and    1
         Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk            1

Item 4.  Controls and Procedures                                               1


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                     1

Item 2.  Changes in Securities and Use of Proceeds                             1

Item 3.  Defaults upon Senior Securities                                       1

Item 4.  Submission of Matters to a Vote of Security Holders                   1

Item 5.  Other Information                                                     1

Item 6.  Exhibits and Reports on Form 8-K                                      1

         Signatures                                                            3

                          PART I-FINANCIAL INFORMATION

         DSA Financial Corporation (the "Company") was formed to serve as the stock holding company for Dearborn Savings Association (the "Bank") as part of the mutual-to-stock conversion of Dearborn Mutual Holding Company. As of March 31, 2004, the conversion had not been completed, and accordingly, the Company had not issued any stock, had no assets or liabilities, and had not conducted any business other than that of an organizational nature as of March 31, 2004. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form SB-2, as amended, initially filed on March 19, 2004 and declared effective on March 12, 2004 (File Number 333-113538).

Item 1.  Financial Statements

         Not applicable.

Item 2...Management's Discussion and Analysis or Plan of Operation

         Not applicable.

Item 3.  Controls and Procedures

         Not applicable.

                           Part II--OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section
                       302 of the Sarbanes-Oxley Act of 2002.


(b)  Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Section
                       302 of the Sarbanes-Oxley Act of 2002.

(c)  Exhibit 32 - Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(d)  Reports on Form 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DSA Financial Corporation
                                         -------------------------
                                           (Registrant)





                                       By: /s/ Edward L. Fischer
                                           -------------------------------------
                                           Edward L. Fischer
                                           President and Chief Executive Officer


July 29, 2004