Form 10KSB
period 2004-06-30
DSA FINANCIAL CORP
filed 2004-09-28
CIK 1282852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________


                        COMMISSION FILE NUMBER: 000-50864

                            DSA FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                               APPLIED FOR
-------------------------------                             --------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


118 WALNUT STREET, LAWRENCEBURG, INDIANA                           47025
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (812) 537-0940
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)


           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

1.       YES   X      NO
             -----       -----
2.       YES          NO   X
             -----       -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [o]

        State issuer's revenues for its most recent fiscal year.... $4.6 million

        The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on September 24, 2004 ($9.50) was $12.2 million.

        As of September 27, 2004, there were 1,644,242 shares issued and outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.      Proxy Statement for the 2004 Annual Meeting of Stockholders (Parts I and
        III).
2. Annual Report to Shareholders for the fiscal year ended June 30, 2004 (Parts II and IV).

        Transitional Small Business Disclosure Format:  YES       NO   X
                                                           -----     -----

                                     PART I

ITEM 1.   BUSINESS

FORWARD LOOKING STATEMENTS

        This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

GENERAL

        DSA Financial Corporation was incorporated in March 2004 for the purpose of acting as the holding company parent of Dearborn Savings Association, F.A. following the completion of the mutual-to-stock conversion of Dearborn Mutual Holding Company. The mutual-to-stock conversion was not completed until July 28, 2004. Accordingly, all financial information presented in this document is for Dearborn Financial Corporation, the mid-tier stock holding company that was the predecessor to DSA Financial Corporation. Our executive office is located at 118 Walnut Street, Lawrenceburg, Indiana 47025 and our telephone number is (812) 537-0940.

DEARBORN SAVINGS ASSOCIATION, F.A.

        Dearborn Savings Association is a full-service, community-oriented savings association that provides financial services to individuals, families and businesses through its main office, located in Lawrenceburg, Indiana, and one branch office, located in Greendale, Indiana. Originally organized in 1890, Dearborn Savings Association reorganized into the mutual holding company structure in October 1993 and became the wholly-owned subsidiary of Dearborn Financial Corporation in April 1999.

        Dearborn Savings Association's business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family residential, construction and non-residential real estate and land loans, home equity and consumer loans and in U.S. Government agency securities and mortgage-backed securities.

        Dearborn Savings Association's executive offices are located at 118 Walnut Street, Lawrenceburg, Indiana 47025. Our telephone number at this address is (812) 537-0940.

COMPETITION

        We face significant competition in both originating loans and attracting deposits. The Cincinnati, Ohio metropolitan area and Dearborn County, Indiana, the county in which our offices are located, have a high concentration of financial institutions, many of which are significantly larger institutions with greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We have emphasized personalized banking and the advantage of local decision-making in our banking business. We do not rely on any individual, group, or entity for a material portion of our deposits.

MARKET AREA

        Dearborn Savings Association offers a broad range of financial services to individuals and businesses in our market area. Our primary market for deposits is concentrated in Dearborn County, Indiana, where our full-service banking offices are located. Our primary lending area consists of Dearborn County as well as the contiguous counties in Kentucky and Ohio.

        Dearborn County constitutes a suburban market with a broad employment base that serves as a bedroom community for nearby Cincinnati, Ohio. The economic environment in Dearborn County continues to be favorable and has supported increased commercial and residential activity in recent years.

        The population of Dearborn County increased by approximately 18.7% between 1990 and 2002, while the population of the State of Indiana as a whole increased by 9.7% during the same period.

        The economy of our primary market area is based on a mixture of service, manufacturing and wholesale/retail trade. Employment is provided by a variety of industries and state and local governments. The diversity of the employment base is evidenced by the many different employers in our market area. The major employers in our market area include Argosy Casino, Aurora Casket Company, Dearborn County Hospital and Joseph A. Seagram & Sons, Inc. Dearborn County also has numerous small business employers. As of November 2003, the unemployment rate in Dearborn County was 4.8%, which was slightly higher than the 4.7% unemployment rate for the State of Indiana, but below the 5.6% unemployment rate for the United States as a whole.

LENDING ACTIVITIES

        We originate one- to four-family residential real estate loans, home equity loans and construction loans. In addition, we originate multi-family residential real estate loans, non-residential real estate and land loans and consumer loans. We retain most of the loans we originate, although since October 2003 we have sold substantially all of the longer-term, fixed-rate one- to four-family residential loans that we have originated, while retaining the servicing rights on these loans.

        ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. Our primary lending activity is the origination of one- to four-family residential real estate loans. This portfolio totaled $35.1 million, or 55.7% of our total loan portfolio at June 30, 2004. Of this total, $17.1 million, or 48.7%, had fixed rates of interest and $18.0 million, or 51.3%, had adjustable rates of interest. We currently offer conforming and non-conforming fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years. One- to four-family residential mortgage loans are generally underwritten according to Freddie Mac guidelines and loan limits, and loans that conform to such guidelines are referred to as "conforming loans." The maximum conforming loan limit as established by Freddie Mac is currently $333,700 for single-family homes, although the majority of the residential mortgage loans we originate have principal balances between $100,000 and $250,000. We also originate loans that exceed the Freddie Mac limits, referred to as "jumbo loans." Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%.

        We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer term fixed-rate, fixed-term residential mortgage loans or from time to time we may elect to sell all or a portion of such loans in the secondary mortgage market to government sponsored entities, such as Freddie Mac, or other purchasers. Sine October 2003 we have sold substantially all of the longer-term, fixed-rate one- to four-family residential loans that we have originated. To generate fee income and reinforce our commitment to customer service, we retain the servicing rights on almost all of the loans we sell. As of June 30, 2004, loans serviced for others totaled $36.7 million.

        We currently offer several types of adjustable-rate residential mortgage loans with rates that are fixed for a period ranging from six months to five years. After the initial term, the interest rate on these loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year as published weekly by the Federal Reserve Board, subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. Adjustable-rate mortgage loans may pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default.

        We require title insurance on all of our one- to four-family mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We do not require a mortgage escrow account from which disbursements are made for real estate taxes and for hazard and flood insurance.

        In addition to traditional one- to four-family residential real estate loans, we offer home equity lines of credit that are secured by the borrower's primary residence. The borrower is permitted to draw on the home equity line of credit during the first seven years after it is originated and may repay the outstanding balance over a term not to exceed ten years from the date the home equity line of credit is originated. Our home equity lines of credit are originated with fixed rates of interest for the first six months, and the interest rates adjust with the prime rate of interest after the initial six-month period. Home equity lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family fixed-rate loans. Home equity lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We appraise the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity line of credit. At the time we close a home equity line of credit, we file a mortgage to perfect our security interest in the underlying collateral. At June 30, 2004, the outstanding balances of home equity lines of credit totaled $3.7 million, or 5.8% of our total loan portfolio.

        MULTI-FAMILY RESIDENTIAL REAL ESTATE LENDING. Loans secured by multi-family real estate totaled approximately $2.8 million, or 4.5% of our total loan portfolio, at June 30, 2004. Multi-family residential real estate loans generally are secured by multi-family rental properties, such as walk-up apartments. At June 30, 2004, we had nine multi-family residential real estate loans, the largest of which had a principal balance of $528,000. The majority of our multi-family residential real estate loans have adjustable interest rates.

        In underwriting multi-family residential real estate loans, we consider a number of factors, which include the net operating income projected to be generated by the real estate; the age and condition of the collateral; the financial resources and income level of the borrower; and the borrower's experience in owning or managing similar properties. Multi-family mortgage loans are originated in amounts up to 75% of the appraised value of the property securing the loan. Personal guarantees are usually obtained from multi-family mortgage borrowers.

        Loans secured by multi-family residential real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

        NON-RESIDENTIAL REAL ESTATE LENDING. We also originate real estate loans secured by first liens on non-residential real estate and land. Our non-residential real estate properties consist of restaurants, office buildings, motels and car washes. We may, from time to time, purchase non-residential real estate loan participations. Almost all of our non-residential real estate loans have initial principal balances less than $1.0 million, although we occasionally originate non-residential real estate loans in excess of that amount up to our loan-to-one borrower limitation of $1.4 million. Loans secured by non-residential real estate totaled $17.3 million, or 27.5% of our total loan portfolio at June 30, 2004. All of our non-residential real estate loans are secured by properties located in our primary lending area.

        Most of our non-residential real estate loans are written as three-year adjustable-rate mortgages that amortize over 15 to 30 years, although we originate non-residential real estate loans that provide for balloon payments. We also originate non-residential real estate loans that amortize over ten years. In the underwriting of non-residential real estate loans, we generally lend up to 75% of the property's appraised value. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed non-residential real estate loan, we analyze the ratio of the property's projected net cash flow to the loan's debt service requirement (generally requiring a ratio of 115%). In addition, a personal guarantee of the loan is generally required from the principal(s) of the borrower. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property.

        Non-residential real estate loans generally carry higher interest rates and have shorter terms than those on one- to four-family residential mortgage loans. Non-residential real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project, and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

        CONSTRUCTION LOANS. We originate construction loans to local home and other non-residential builders in our market area, generally with whom we have an established relationship, and to individuals who have a contract with a builder for the construction of their residence. These loans totaled $6.0 million, or 9.5% of our total loan portfolio, at June 30, 2004.

        Our construction loans to home builders are repaid on an interest-only basis for the period of construction, which is generally nine months, with interest calculated on the amount disbursed to the builders based upon a percentage of completion of construction. These loans have a maximum loan-to-value ratio of 80%. Interest rates can be fixed or adjustable during the construction phase of the loan. These loans generally convert to permanent financing after the initial construction period. Loans to builders are made on either a pre-sold or speculative (unsold) basis. Construction loans to individuals who intend to occupy the completed dwelling may be converted to permanent financing after the construction phase is completed. These loans are generally originated pursuant to the same policy guidelines regarding loan-to-value ratios and interest rates that are used in connection with loans secured by one- to four-family residential real estate. Prior to making a commitment to fund a construction loan, we require an appraisal of the property from a qualified appraiser approved by us, and all appraisals are reviewed by management.

        Construction lending exposes us to greater credit risk than permanent mortgage financing because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects also may be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. We have attempted to minimize these risks by, among other things, limiting our construction lending primarily to residential properties and generally requiring personal guarantees from the principals of corporate borrowers.

        CONSUMER LOANS. We originate a variety of consumer and other loans, including new and used automobile loans and loans collateralized by savings accounts. As of June 30, 2004, consumer loans totaled $1.8 million, or 2.8% of the total loan portfolio. At June 30, 2004, the largest group of consumer loans consisted of $754,000 of indirect mobile home loans, located primarily in the State of Kentucky, although we discontinued mobile home lending in January 1997. We receive principal and interest payments for these loans, but a third party handles collection activity.

        As of June 30, 2004, automobile loans totaled $557,000, or 0.9% of our total loan portfolio. We originate automobile loans directly to our customers and have no outstanding agreements with automobile dealerships to generate indirect loans.

        Our procedures for underwriting consumer loans include an assessment of an applicant's credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount.

        Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate rapidly, such as automobiles. In addition, the repayment of consumer loans depends on the borrower's continued financial stability, as their repayment is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy than a single family mortgage loan.

        LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

                                                      AT JUNE 30,
                                        ----------------------------------------
                                               2004                  2003
                                        ------------------   -------------------
                                         AMOUNT    PERCENT    AMOUNT    PERCENT
                                        --------   -------   --------   -------
                                                 (DOLLARS IN THOUSANDS)

Residential real estate:
   One- to four-family..............    $ 35,073     55.66%  $ 36,939    60.89%
   Multi-family ....................       2,811      4.46      2,760     4.55
   Construction.....................       6,088      9.54      4,330     7.14
                                        --------             --------
     Total residential real estate
       loans........................      43,892               44,029

Nonresidential real estate and land.      17,335     27.52     14,681     24.20

Consumer and other loans............       1,774      2.82      1,955      3.22
                                        --------             --------

Total loans.........................    $ 63,001    100.00%  $ 60,665    100.00%
                                                    =======              =======

Other items:
Deferred loan origination costs.....          11                   21
Undisbused portion of loans in
   process..........................      (3,588)              (1,798)
Allowance for loan losses...........        (336)                (314)
                                        --------             --------

Total loans, net....................    $ 59,088             $ 58,574
                                        ========             ========

        LOAN PORTFOLIO MATURITIES AND YIELDS. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2004. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                                                       MULTI-FAMILY                             NONRESIDENTIAL REAL
                             ONE- TO FOUR-FAMILY        RESIDENTIAL          CONSTRUCTION         ESTATE AND LAND
                           ----------------------  --------------------  --------------------  ---------------------
                                        WEIGHTED               WEIGHTED             WEIGHTED               WEIGHTED
                                         AVERAGE               AVERAGE               AVERAGE               AVERAGE
                             AMOUNT       RATE      AMOUNT      RATE      AMOUNT      RATE      AMOUNT       RATE
                           ----------  ----------  --------  ----------  ---------  ---------  --------  -----------
                                                                (DOLLARS IN THOUSANDS)
Due During the Years
Ending June 30,
---------------
2005.................       $  1,325      5.48%     $    59     6.95%    $    307     5.78%    $    912      6.90%
2006 to 2007.........          2,881      5.50          134     6.97          668     5.78        2,025      6.91
2008 to 2009.........          3,097      5.52          153     6.99          751     5.79        2,325      6.92
2010 to 2014.........          8,105      5.60          490     7.00        2,303     5.79        5,449      6.64
2015 to 2024.........         11,461      5.84        1,683     7.06        1,979     5.99        6,624      6.19
2025 and beyond......          8,204      5.89          292     6.91           --       --           --        --
                            --------                -------              --------              --------

         Total.......       $ 35,073      5.73%     $ 2,811     7.02%    $  6,008     5.85%    $ 17,335      6.55%
                            ========                =======              ========              ========

(continued)

                                CONSUMER AND
                                    OTHER                 TOTAL
                           ----------------------  --------------------
                                        WEIGHTED               WEIGHTED
                                         AVERAGE               AVERAGE
                             AMOUNT       RATE      AMOUNT      RATE
                           ----------  ----------  --------  ----------

Due During the Years
Ending June 30,
---------------

2005.................       $   273       7.55%      $ 2,876      6.19%
2006 to 2007.........           612       7.58         6,320      6.21
2008 to 2009.........           545       8.18         6,871      6.27
2010 to 2014.........           344       8.82        16,691      6.07
2015 to 2024.........            --         --        21,747      6.05
2025 and beyond......            --         --         8,496      5.93
                            -------                  -------

         Total.......       $ 1,774       8.03%      $63,001      6.09%
                            =======                  =======

        The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2004 that are contractually due after June 30, 2005.

                                                             DUE AFTER JUNE 30, 2005
                                                     ---------------------------------------
                                                        FIXED       ADJUSTABLE      TOTAL
                                                     -----------   -----------   -----------
                                                                  (IN THOUSANDS)
One- to four-family..............................    $    16,506   $    17,242   $    33,748
Multi-family residential.........................            571         2,181         2,752
Construction.....................................            930         4,771         5,701
Nonresidential real estate and land..............          3,501        12,922        16,423
Consumer and other loans.........................          1,252           249         1,501
                                                     -----------   -----------   -----------

         Total loans.............................    $    22,760   $    37,365   $    60,125
                                                     ===========   ===========   ===========

        LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. This includes competing banks, savings banks, credit unions, mortgage banking companies and life insurance companies that may also actively compete for local non-residential real estate loans. Loan originations are derived from a number of sources, including branch office personnel, existing customers, borrowers, builders, attorneys, real estate broker referrals and walk-in customers.

        Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan originations, the mix of fixed- and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Freddie Mac seller/servicer guidelines, and closed on standard Freddie Mac documents. If such loans are sold, the sales are conducted using standard Freddie Mac purchase contracts and master commitments as applicable. All one- to four-family mortgage loans that we have sold to Freddie Mac have been sold on a non-recourse basis, whereby foreclosure losses are generally the responsibility of the purchaser and not Dearborn Savings Association. We have not sold any participation loans to Freddie Mac, as the loans in which we have participated have exceeded the conforming loan limit as established by Freddie Mac for their purchase of loans from financial institutions.

        We are a qualified loan servicer for Freddie Mac. Our policy has been to retain the servicing rights for all conforming loans sold, and to continue to collect payments on the loans, maintain tax escrows and applicable fire and flood insurance coverage, and supervise foreclosure proceedings if necessary. We retain a portion of the interest paid by the borrower on the loans as consideration for our servicing activities.

        LOAN APPROVAL AUTHORITY AND UNDERWRITING. The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers. Loans of up to $250,000 to any borrower and the borrower's related interests may be approved by the loan committee, consisting of directors and senior management. All loans in excess of $250,000 must be approved by the Board of Directors.

        We require appraisals of real property securing loans. Appraisals are performed by independent appraisers, who are approved by the Board of Directors annually. We require fire and extended coverage insurance in amounts adequate to protect our principal balance. Where appropriate, flood insurance is also required. Private mortgage insurance is required for all residential mortgage loans with loan-to-value ratios greater than 80%.

        LOAN ORIGINATION FEES AND COSTS. In addition to interest earned on loans, we also receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. We defer loan origination fees and costs, and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination costs (net of deferred fees) were $11,000 at June 30, 2004.

        To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $285,000 are included in other assets at June 30, 2004. See also Note A-3 of the Notes to Consolidated Financial Statements.

        LOANS TO ONE BORROWER. At June 30, 2004, our five largest aggregate loan amounts to any one borrower and certain related interests of the borrower (including any unused lines of credit) consisted of secured and unsecured financing of $1.2 million, $1.1 million, $1.0 million, $1.0 million and $1.0 million. As of June 30, 2004, all of these loans were performing in accordance with their terms. See "Supervision and Regulation--Federal Banking Regulation--Loans to One Borrower" for a discussion of applicable regulatory limitations.

DELINQUENT LOANS, OTHER REAL ESTATE OWNED AND CLASSIFIED ASSETS

        COLLECTION PROCEDURES. A computer-generated late notice is sent by the 16th day after the payment due date on a loan requesting the payment due plus any late charge that was assessed. When loans become 30 days past due, we send additional delinquency notices and we attempt to make personal contact with the borrower by letter or telephone to establish acceptable repayment schedules. The Board of Directors is advised of all loans delinquent 60 days or more. The Board will consider the borrower's willingness to comply with the loan terms, our actions to date, and the value of the loan collateral in determining what actions, if any, are to be taken. Generally, when a mortgage loan is 90 days delinquent and no acceptable resolution has been reached, we will refer the matter to counsel and management will begin foreclosure proceedings unless management is engaged in active payment resolution with the borrower.

        LOANS PAST DUE AND NON-PERFORMING ASSETS. Loans are reviewed on a regular basis, and are generally placed on non-accrual status when either principal or interest is 90 days or more past due and when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. In addition, loans may be placed on non-accrual status prior to being 90 days or more past due when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower's financial condition and payment record. At June 30, 2004, we had non-accrual loans of $269,000. Management included approximately $16,000 within Dearborn Savings Association's general allowance for loan losses for these loans at June 30, 2004.

        Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses.

        The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

                                                    LOANS DELINQUENT FOR
                                   ----------------------------------------------------
                                           60-89 DAYS               90 DAYS AND OVER                 TOTAL
                                   ------------------------    ------------------------    ------------------------
                                     NUMBER        AMOUNT        NUMBER        AMOUNT        NUMBER        AMOUNT
                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
At June 30, 2004
----------------
   One- to four-family........              4    $      123            10    $      571            14    $      694
   Multi-family residential...             --            --            --            --            --            --
   Construction...............             --            --            --            --            --            --
   Nonresidential real
     estate and land.......                --            --            --            --            --            --
   Consumer and other.........              3            43             3            18             6            61
                                   ----------    ----------    ----------    ----------    ----------    ----------
     Total....................              7    $      166            13    $      589            20    $      755
                                   ==========    ==========    ==========    ==========    ==========    ==========

At June 30, 2003
----------------
   One- to four-family........              6    $      485             3    $      220             9    $      705
   Multi-family residential...             --            --            --            --            --            --
   Construction...............             --            --            --            --            --            --
   Nonresidential real
     estate and land.......                --            --            --            --            --            --
   Consumer and other.........              7           256             3            18            10           274
                                   ----------    ----------    ----------    ----------    ----------    ----------
     Total....................             13    $      741             6    $      238            19    $      979
                                   ==========    ==========    ==========    ==========    ==========    ==========

        NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                       AT JUNE 30,
                                                ------------------------
                                                  2004            2003
                                                ---------      ---------
                                                  (DOLLARS IN THOUSANDS)

        Non-accrual loans:
           One- to four-family.............     $     251      $      99
           Multi-family residential........            --             --
           Construction....................            --             --
           Non-residential real estate and             --             --
           land............................
           Consumer and other..............            18             18
                                                ---------      ---------
             Total non-accrual loans.......           269            117
                                                ---------      ---------

        Loans 90 days or more delinquent and
           still accruing:
           One- to four-family.............           320            121
           Multi-family residential........            --             --
           Construction....................            --             --
           Non-residential real estate and             --             --
           land............................
           Consumer and other..............            --             --
                                                ---------      ---------
             Total loans 90 days or more
               delinquent and still accruing          320            121
                                                ---------      ---------

             Total non-performing loans....           589            238
                                                ---------      ---------

        Real estate owned:
           One- to four-family.............            --            138
           Multi-family residential........            --             --
           Construction....................            --             41
           Non-residential real estate and             --             --
           land............................
           Consumer and other..............            --             --
                                                ---------      ---------
             Total real estate owned.......            --            179
                                                ---------      ---------

        Total non-performing assets........     $     589      $     417
                                                =========      =========

        Ratios:
           Non-performing loans to total             0.93%          0.38%
           loans...........................
           Non-performing assets to total            0.70           0.52
           assets..........................

        For the years ended June 30, 2004 and 2003, gross interest income that would have been recorded had the non-accrual loans at the end of the period remained on accrual status throughout the period amounted to $12,000 and $5,000, respectively.

        CLASSIFICATION OF ASSETS. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of June 30, 2004, we had $811,000 of assets designated as special mention. This classified assets total includes $262,000 of nonperforming loans.

        When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as deemed prudent by management. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at June 30, 2004, classified assets consisted of substandard assets of $328,000 and no assets classified as doubtful or loss.

        ALLOWANCE FOR LOAN LOSSES. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in management's judgment, deserve current recognition in estimating probable losses. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of amounts specifically allocated to non-performing loans and other criticized or classified loans (if any) as well as allowances determined for each major loan category. Loans secured by multi-family residential real estate and loans secured by non-residential real estate and land are evaluated individually for impairment. Other smaller-balance, homogeneous loan types, including loans secured by one- to four-family residential real estate and consumer installment loans, are evaluated for impairment on a collective basis. After we establish a provision for loans that are known to be non-performing, criticized or classified, we calculate percentage loss factors to apply to the remaining categories within the loan portfolio to estimate probable losses inherent in these categories of the portfolio. When the loan portfolio increases, therefore, the percentage calculation results in a higher dollar amount of estimated probable losses than would be the case without the increase, and when the loan portfolio decreases, the percentage calculation results in a lower dollar amount of estimated probable losses than would be the case without the decrease. These percentage loss factors are determined by management based on our historical loss experience for the applicable loan category, which may be adjusted to reflect our evaluation of levels of, and trends in, delinquent and non-accrual loans, trends in volume and terms of loans, and local economic trends and conditions.

        We consider non-residential real estate and land loans and construction loans to be riskier than one- to four-family residential mortgage loans. Non-residential real estate loans and land loans have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Construction loans have greater credit risk than permanent mortgage financing because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects also may be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. The increased risk characteristics associated with non-residential real estate and land loans and construction loans are considered by management in the evaluation of the allowance for loan losses and generally result in a larger loss factor applied to these segments of the loan portfolio in developing an estimate of the required allowance for loan losses.

        We intend to increase our originations of non-residential real estate and land loans, and we intend to retain these loans in our portfolio. Because these loans entail significant additional credit risks compared to one- to four-family residential mortgage loans, an increase in our origination (and retention in our portfolio) of these types of loans would, in the absence of other offsetting factors, require us to make additional provisions for loan losses.

        The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, our regulatory agencies periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

        The following table sets forth activity in our allowance for loan losses for the periods indicated.

                                                                   AT OR FOR THE YEARS
                                                                      ENDED JUNE 30,
                                                              ----------------------------
                                                                 2004              2003
                                                              -----------      -----------
                                                                  (DOLLARS IN THOUSANDS)

        Balance at beginning of period....................    $       314      $       359
                                                              -----------      -----------

        Charge-offs:
           One- to four-family............................             --               --
           Multi-family residential.......................             --               --
           Construction...................................             --               36
           Nonresidential real estate and land............             --               --
           Consumer and other loans.......................              3               18
                                                              -----------      -----------
             Total charge-offs............................              3               54

        Recoveries:
           One- to four-family............................             --               --
           Multi-family residential.......................             --               --
           Construction...................................             --               --
           Nonresidential real estate and land............             --               --
           Consumer and other loans.......................              1                3
                                                              -----------      -----------
             Total recoveries.............................              1                3

        Net charge-offs...................................             (2)             (51)
        Provision for loan losses.........................             24                6
                                                              -----------      -----------

        Balance at end of year............................    $       336      $       314
                                                              ===========      ===========

        Ratios:
        Net charge-offs to average loans outstanding..                 --%            0.09%
        Allowance for loan losses to non-performing
           loans at end of period.....................              57.05           131.93
        Allowance for loan losses to total loans at
           end of period..............................               0.53             0.50

        ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                                 AT JUNE 30,
                          -----------------------------------------------------------------------------------------
                                              2004                                         2003
                          -------------------------------------------   -------------------------------------------
                                                                                                       PERCENT OF
                                                          PERCENT OF                                    LOANS IN
                            ALLOWANCE        LOAN       LOANS IN EACH     ALLOWANCE        LOAN           EACH
                            FOR LOAN      BALANCES BY    CATEGORY TO      FOR LOAN      BALANCES BY    CATEGORY TO
                             LOSSES        CATEGORY      TOTAL LOANS       LOSSES        CATEGORY      TOTAL LOANS
                          -----------    -----------    ------------    -----------    -----------    -------------
                                                           (DOLLARS IN THOUSANDS)

One- to four-family..     $        78    $    35,073          55.66%    $        90    $    36,939          60.89%
Multi-family residential           12          2,811           4.46              10          2,760           4.55
Construction.........              10          6,008           9.54              11          4,330           7.14
Nonresidential real
   estate and land...             154         17,335          27.52             142         14,681          24.20
Consumer and other...              82          1,774           2.82              61          1,955           3.22
                          -----------    -----------    -----------     -----------    -----------    -----------

   Total.............     $       336    $    63,001         100.00%    $       314    $    60,665         100.00%
                          ===========    ===========    ===========     ===========    ===========    ===========

SECURITIES ACTIVITIES

        Our securities investment policy is established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy. Our asset/liability committee oversees our investment program and evaluates on an ongoing basis our investment policy and objectives. Our chief executive officer, acting with our chief financial officer, is responsible for making securities portfolio decisions in accordance with established policies. Our chief financial officer and chief executive officer have the authority to purchase and sell securities within specific guidelines established by the investment policy. In addition, all transactions are reviewed by our asset/liability committee at least quarterly.

        Our current investment policy generally permits securities investments in debt securities issued by the U.S. Government and U.S. Agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Indianapolis (federal agency securities) and, to a lesser extent, other equity securities. Securities in these categories are classified as "investment securities" for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations ("CMOs") issued or backed by securities issued by these government agencies.

        SFAS No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value. We do not have a held to maturity or a trading portfolio.

        GOVERNMENT SECURITIES. At June 30, 2004, we held U.S. Government agency obligations classified as available-for-sale, with a fair value of $5.4 million. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

        MORTGAGE-BACKED SECURITIES. We invest in mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense; lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; and increase liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae and Freddie Mac. At June 30, 2004, we held mortgage-backed securities classified as available for sale with a fair value of $1.5 million. All of such mortgage-backed securities were CMOs. We held no "pass-through" mortgage-backed securities at June 30, 2004.

        Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as Dearborn Savings Association, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. We review prepayment estimates for our mortgage-backed securities at the time of purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification, that would cause amortization or accretion adjustments.

        At June 30, 2004, all of our mortgage-backed securities portfolio was invested in CMOs backed by Fannie Mae and Freddie Mac. CMOs are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into "tranches" or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime interest rate caps, prepayment risk, and interest rates.

        AVAILABLE FOR SALE PORTFOLIO. The following table sets forth the composition of our available for sale portfolio at the dates indicated.

                                                        AT JUNE 30,
                                     ------------------------------------------------
                                                2004                     2003
                                     ----------------------    ----------------------
                                      AMORTIZED      FAIR       AMORTIZED      FAIR
                                        COST        VALUE         COST        VALUE
                                     -----------   --------    -----------   --------
                                                      (IN THOUSANDS)
INVESTMENT SECURITIES:
   U.S. Government agency
     securities..................      $  5,500    $  5,369     $  4,000     $  4,023
   Trust preferred securities.               --          --          468          453
   Municipal obligations......              414         404          152          152
   Asset management funds.....            1,000         990        3,000        3,000
                                       --------    --------     --------     --------

   Total investment securities
     available for sale..........         6,914       6,763        7,620        7,628
                                       --------    --------     --------     --------

MORTGAGE-BACKED SECURITIES:
   CMOs:
     Fannie Mae...............            1,134       1,091        1,243        1,240
     Freddie Mac..............              390         393        1,946        1,929
                                       --------    --------     --------     --------

   Total mortgage-backed
     securities available for
     sale........................         1,524       1,484        3,189        3,169
                                       --------    --------     --------     --------

   Total securities available
     for sale....................      $  8,438    $  8,247     $ 10,809     $ 10,797
                                       ========    ========     ========     ========

        PORTFOLIO MATURITIES AND YIELDS. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at June 30, 2004 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

                                                           MORE THAN ONE YEAR     MORE THAN FIVE YEARS
                                  ONE YEAR OR LESS         THROUGH FIVE YEARS       THROUGH TEN YEARS      MORE THAN TEN YEARS
                               ----------------------    ---------------------   ----------------------   ----------------------
                                            WEIGHTED                  WEIGHTED                WEIGHTED                WEIGHTED
                               AMORTIZED    AVERAGE      AMORTIZED    AVERAGE     AMORTIZED    AVERAGE    AMORTIZED    AVERAGE
                                 COST        YIELD         COST        YIELD        COST        YIELD       COST        YIELD
                               ---------   ---------     ---------   ---------   ----------   ---------   ---------   ----------
                                                                    (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE:

MORTGAGE-BACKED SECURITIES:
CMOs:
   Fannie Mae............      $      37       3.03%     $     159       3.03%    $     228       3.03%    $     710       3.03%
   Fannie Mae............      $      37       3.03%     $     159       3.03%    $     228       3.03%    $     710       3.03%
   Freddie Mac...........             91       3.35            299       3.35            --         --            --         --
                               ---------    -------      ---------    -------     ---------    -------     ---------    -------
     Total...............      $     128       3.26%     $     458       3.24%    $     228       3.03%    $     710       3.03%
                               ---------    -------      ---------    -------     ---------    -------     ---------    -------

INVESTMENT SECURITIES:
U.S. Government agency
   securities............      $      --         --%     $   2,500       3.00%    $      --         --%    $   3,000       3.75%
Municipal obligation.....             10       5.00             45       5.36            71       5.81           288       3.89
Asset management funds...          1,000       2.51             --         --            --         --                       --
                               ---------    -------      ---------    -------     ---------    -------     ---------    -------
       Total.............      $   1,010       2.53%     $   2,545       3.04%    $      71       5.81%    $   3,288       3.76%
                               ---------    -------      ---------    -------     ---------    -------     ---------    -------

   Total debt securities
     available for sale..      $   1,138                 $   3,003                $     299                $   3,998
                               =========                 =========                =========                =========

(continued)

                                         TOTAL SECURITIES
                                ----------------------------------
                                                         WEIGHTED
                                AMORTIZED      FAIR      AVERAGE
                                   COST       VALUE       YIELD
                                ----------  ----------  ----------
                                      (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE:

MORTGAGE-BACKED SECURITIES:
CMOs:
   Fannie Mae............        $   1,134   $   1,091       3.03%
   Freddie Mac...........              390         393       3.35
                                 ---------   ---------   --------
     Total...............        $   1,524   $   1,484       3.11%
                                 ---------   ---------   --------

INVESTMENT SECURITIES:
U.S. Government agency
   securities............        $   5,500   $   5,369       3.41%
Trust preferred securities              --          --         --
Municipal obligation.....              414         404       4.40
                                 ---------   ---------
Asset management funds...            1,000         990       2.51
                                 ---------   ---------   --------
       Total.............        $   6,914   $   6,763       3.34%
                                 ---------   ---------   --------

   Total debt securities
     available for sale..        $   8,438   $   8,247
                                 =========   =========

SOURCES OF FUNDS

        GENERAL. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

        DEPOSITS. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of passbook savings accounts, NOW accounts, checking accounts, money market accounts, club accounts, certificates of deposit and IRAs and other qualified plan accounts. We provide commercial checking accounts for businesses.

        Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we do not actively solicit such deposits as they are more difficult to retain than core deposits.

        The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.


                                                           AT JUNE 30,
                                  ------------------------------------------------------------
                                             2004                            2003
                                  ----------------------------    ----------------------------
                                                      WEIGHTED                        WEIGHTED
                                                      AVERAGE                         AVERAGE
                                  BALANCE   PERCENT     RATE      BALANCE   PERCENT     RATE
                                  -------   -------   --------    -------   -------   --------
                                                     (DOLLARS IN THOUSANDS)
        DEPOSIT TYPE:
        Passbook accounts.......  $ 25,774     37.79%   0.91%     $ 18,980     29.75%   1.65%
        Money market deposits...     3,913      5.74    0.77         4,468      7.00    1.32
        NOW deposits............     5,248      7.69    0.38         4,880      7.65    0.87
                                  --------  --------              --------   -------
           Total transaction
             accounts...........    34,935     51.22    0.81        28,328     44.40    1.46

        Certificates of deposit.    33,268     48.78    2.46        35,478     55.60    3.10
                                  --------  --------              --------   -------

           Total deposits.......  $ 68,203    100.00%   1.62%     $ 63,806    100.00%   2.37%
                                  ========  ========              ========   =======

        The following table sets forth, by interest rate ranges, information concerning certificates of deposit at the dates indicated.

                                                      AT JUNE 30, 2004
                       ------------------------------------------------------------------------------
                                                      PERIOD TO MATURITY
                       ------------------------------------------------------------------------------
                        LESS THAN   ONE TO TWO      TWO TO      MORE THAN                 PERCENT OF
                        ONE YEAR       YEARS      THREE YEARS   THREE YEARS    TOTAL         TOTAL
                       -----------   -----------  -----------   -----------  -----------   ----------
                                                   (DOLLARS IN THOUSANDS)
INTEREST RATE RANGE:
   2.00% and below     $    10,083   $     3,820  $        --   $        --  $    13,903        41.79%
   2.01% to 3.00%.           8,932         1,540          971             2       11,445        34.40%
   3.01% to 4.00%.           3,438           627          405         1,994        6,464        19.43%
   4.01% to 5.00%.             384           183          140           135          842         2.53%
   5.01% to 6.00%.              63            13          185           105          366         1.10%
   6.01% and above             244             4           --            --          248         0.75%
                       -----------   -----------  -----------   -----------  -----------   ----------

   Total..........     $    23,144   $     6,187  $     1,701   $     2,236  $    33,268       100.00%
                       ===========   ===========  ===========   ===========  ===========   ==========

        As of June 30, 2004, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $9.9 million, the majority of which were retail deposits. The following table sets forth the maturity of those certificates as of June 30, 2004.

                                                       AT
                                                  JUNE 30, 2004
                                                 ---------------
                                                  (IN THOUSANDS)

        Three months or less................        $    2,414
        Over three months through six months               750
        Over six months through one year....             3,744
        Over one year to three years........             1,500
        Over three years....................             1,514
                                                    ----------

        Total...............................        $    9,922
                                                    ==========

        BORROWINGS. Our borrowings consist solely of advances from the Federal Home Loan Bank of Indianapolis. At June 30, 2004, we had access to additional Federal Home Loan Bank advances of up to $36.7 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

                                                      AT OR FOR THE YEARS
                                                         ENDED JUNE 30,
                                                     2004             2003
                                                     (DOLLARS IN THOUSANDS)

        Balance at end of period                  $     5,000     $     6,000
        Average balance during period             $     5,295     $     5,888
        Maximum outstanding at any month end      $     7,000     $     9,000
        Weighted average interest rate at end
           of period                                     4.05%           4.35%
        Average interest rate during period              4.19%           5.26%

COMPETITION

        We face significant competition in both originating loans and attracting deposits. The Cincinnati, Ohio metropolitan area and Dearborn County, Indiana, the county in which our offices are located, have a high concentration of financial institutions, many of which are significantly larger institutions with greater financial resources than we have, and many of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. We have emphasized personalized banking and the advantage of local decision-making in our banking business. We do not rely on any individual, group, or entity for a material portion of our deposits.

        As of June 30, 2003, Dearborn Savings Association had deposits of $63.9 million in Dearborn County. These deposits represented 8.4% of all bank and thrift deposits in Dearborn County as of that date, making Dearborn Savings Association the fifth largest financial institution out of nine financial institutions in terms of deposits in the county.

LEGAL PROCEEDINGS

        We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2004, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

PERSONNEL

        As of June 30, 2004, we had 16 full-time employees and two part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

        GENERAL. DSA Financial and Dearborn Savings Association are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to DSA Financial and Dearborn Savings Association.

        METHOD OF ACCOUNTING. For federal income tax purposes, Dearborn Savings Association currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

        BAD DEBT RESERVES. Prior to the Small Business Protection Act of 1996, Dearborn Savings Association was permitted to establish a reserve for bad debts for tax purposes and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at Dearborn Savings Association's taxable income. As a result of the Small Business Protection Act, Dearborn Savings Association must use the specific charge off method in computing its bad debt deduction for tax purposes.

        TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Dearborn Savings Association failed to meet certain thrift asset and definitional tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should Dearborn Savings Association make certain distributions from its tax bad debt reserve or cease to maintain a bank charter. At June 30, 2004, Dearborn Savings Association's total federal pre-1988 reserve was approximately $1.2 million. This reserve reflects the cumulative effects of federal tax deductions by Dearborn Savings Association for which no federal income tax provision has been made.

        MINIMUM TAX. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Dearborn Savings Association has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

        NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding five taxable years (for losses incurred in 2001 and 2002) and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At June 30, 2004, Dearborn Savings Association had no net operating loss carryforwards for federal income tax purposes.

        CORPORATE DIVIDENDS. We may exclude from our income 100% of dividends received from Dearborn Savings Association as a member of the same affiliated group of corporations.

        Dearborn Financial's federal income tax returns have not been audited by the Internal Revenue Service in the last five fiscal years.

STATE AND LOCAL TAXATION

        Dearborn Savings Association is subject to Indiana's Financial Institutions Tax, which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of the Financial Institutions Tax, is based upon taxable income as defined by Section 63 of the Internal Revenue Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

        As a Delaware business corporation, DSA Financial is required to file annual returns and pay annual fees and an annual franchise tax to the State of Delaware.

                           SUPERVISION AND REGULATION

GENERAL

        As a federally chartered savings association, Dearborn Savings Association is regulated and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which we may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. After completing an examination, the federal agency critiques the financial institution's operations and assigns its rating (known as an institution's CAMELS). Under federal law, an institution may not disclose its CAMELS rating to the public. Dearborn Savings Association also is a member of, and owns stock in, the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. Dearborn Savings Association also is regulated, to a lesser extent, by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Dearborn Savings Association and prepares reports for consideration by our board of directors on any operating deficiencies. Dearborn Savings Association's relationship with our depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of our loan documents.

        There can be no assurance that changes to existing laws, rules and regulations, or any other new laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. Any change in these laws or regulations, or in regulatory policy, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on our business, financial condition or operations.

FEDERAL BANKING REGULATION

        BUSINESS ACTIVITIES. A federal savings association derives its lending and investment powers from the Home Owners' Loan Act, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Dearborn Savings Association may invest in mortgage loans secured by residential and non-residential real estate, commercial business and consumer loans, certain types of debt securities and certain other loans and assets. Dearborn Savings Association also may establish subsidiaries that may engage in activities not otherwise permissible for Dearborn Savings Association directly, including real estate investment, securities brokerage and insurance agency.

        CAPITAL REQUIREMENTS. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

        The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

        At June 30, 2004, Dearborn Savings Association's capital exceeded all applicable requirements.

        LOANS TO ONE BORROWER. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2004, Dearborn Savings Association was in compliance with the loans-to-one-borrower limitations.

        QUALIFIED THRIFT LENDER TEST. As a federal savings association, Dearborn Savings Association is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, Dearborn Savings Association must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association's business.

        "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. Dearborn Savings Association also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

        A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At June 30, 2004, Dearborn Savings Association maintained approximately 70.25% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

        CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the institution's capital account. A savings association must file an application for approval of a capital distribution if:

        o the total capital distributions for the applicable calendar year exceed the sum of the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years;

        o the savings association would not be at least adequately capitalized following the distribution;

        o the distribution would violate any applicable statute, regulation, agreement or Office of Thrift

        o       Supervision-imposed condition; or

        o the savings association is not eligible for expedited treatment of its filings.

        Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

        The Office of Thrift Supervision may disapprove a notice or application if:

        o the savings association would be undercapitalized following the distribution;

        o the proposed capital distribution raises safety and soundness concerns; or

        o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

        LIQUIDITY. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

        COMMUNITY REINVESTMENT ACT AND FAIR LENDING LAWS. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the savings association's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Dearborn Savings Association received a "satisfactory" Community Reinvestment Act rating in its most recent federal examination.

        TRANSACTIONS WITH RELATED PARTIES. A federal savings association's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. DSA Financial Corporation and its non-savings institution subsidiaries will be affiliates of Dearborn Savings Association. In general, transactions with affiliates must be on terms that are as favorable to the savings association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings association's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

        Dearborn Savings Association's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Dearborn Savings Association's capital. In addition, extensions of credit in excess of certain limits must be approved by Dearborn Savings Association's board of directors.

        ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an association. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the association, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the

Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

        STANDARDS FOR SAFETY AND SOUNDNESS. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

        PROMPT CORRECTIVE ACTION REGULATIONS. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association's capital:

        o well-capitalized (at least 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital);

        o adequately capitalized (at least 4% leverage capital, 4% tier 1 risk-based capital and 8% total risk-based capital);

        o undercapitalized (less than 3% leverage capital, 4% tier 1 risk-based capital or 8% total risk-based capital);

        o significantly undercapitalized (less than 3% leverage capital, 3% tier 1 risk-based capital or 6% total risk-based capital); and

        o       critically undercapitalized (less than 2% tangible capital).

        Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings association that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the savings association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        At June 30, 2004, Dearborn Savings Association met the criteria for being considered "well-capitalized."

        INSURANCE OF DEPOSIT ACCOUNTS. Deposit accounts in Dearborn Savings Association are insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Dearborn Savings Association's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately .0212% of insured deposits to fund interest payments on federal agency bonds maturing in 2017 that were issued to recapitalize the predecessor to the Savings Association Insurance Fund.

        PROHIBITIONS AGAINST TYING ARRANGEMENTS. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the savings association or its affiliates or not obtain services of a competitor of the savings association.

        FEDERAL HOME LOAN BANK SYSTEM. Dearborn Savings Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of The Federal Home Loan Bank of Indianapolis, Dearborn Savings Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2004, Dearborn Savings Association was in compliance with this requirement.

FEDERAL RESERVE SYSTEM

        Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2004, Dearborn Savings Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

THE USA PATRIOT ACT

        The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act amended the Bank Secrecy Act to encourage information sharing among bank regulatory agencies and law enforcement bodies. Moreover, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, savings associations, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

        Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

        o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

        o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the Office of Thrift Supervision and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

        o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

        o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

        o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

HOLDING COMPANY REGULATION

        DSA Financial Corporation is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over DSA Financial Corporation and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to Dearborn Savings Association.

        Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it could engage, provided that its subsidiary savings association was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing on, or applied for before, May 4, 1999, to those activities permissible for financial holding companies or for multiple savings and loan holding companies. DSA Financial Corporation is not be a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

        Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

SARBANES-OXLEY ACT OF 2002

        The Sarbanes-Oxley Act of 2002 (the "Act") provides for corporate governance, disclosure and accounting reforms intended to address corporate and accounting fraud. The Act established an accounting oversight board that enforces auditing, quality control and independence standards, and is funded by fees from all publicly traded companies. The Act also places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for audit partner rotation after a period of time. The Act also requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report to the chief executive officer or chief legal officer of the company, evidence of a material violation of the securities laws or a breach of fiduciary duty by a company and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

        Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restating a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in beneficial ownership in a company's securities within two business days of the change.

        The Act also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the public company. In addition, companies must disclose whether at least one member of the committee is an "audit committee financial expert" (as defined by Securities and Exchange Commission regulations) and if not, why not. Under the Act, a company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to stockholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

        Although we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

EXECUTIVE OFFICERS OF THE COMPANY

        Listed below is information, as of June 30, 2004, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name                   Age       Position and Term
----                   ---       -----------------

Edward L. Fischer      52        President, Chief Executive Officer and Director

Thomas J. Sicking      64        Vice President

Steven R. Doll         52        Vice President and Chief Financial Officer

Delmar C. Schiferl     43        Vice President/Director of Lending

ITEM 2.  PROPERTIES

        The following table provides certain information with respect to our offices as of June 30, 2004:


                                                                         NET BOOK VALUE
          LOCATION              LEASED OR OWNED       YEAR ACQUIRED     OF REAL PROPERTY

Main Office                          Owned                 1961              $62,000
118 Walnut Street
Lawrenceburg, IN 47025

Branch Office                        Owned                 1992             $335,000
141 Ridge Avenue
Greendale, IN 47025

        The net book value of our premises, land and equipment was approximately $1.2 million at June 30, 2004.

ITEM 3.  LEGAL PROCEEDINGS

        We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At June 30, 2004, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

        (a) The information required by this item in incorporated by reference to our Annual Report to Shareholders.

        (b) A Plan of Conversion and Reorganization (the "Plan") to convert Dearborn Mutual Holding Company from mutual to stock form and to sell the shares of common stock representing the MHC's ownership interest in Dearborn Financial Corporation was approved by the stockholders of Dearborn Financial Corporation and the depositors of Dearborn Savings Association, and by the Office of Thrift Supervision.

        DSA Financial Corporation is a new Delaware corporation and is the successor to Dearborn Financial Corporation. In connection with the Plan, stockholders of Dearborn Financial Corporation became stockholders of DSA Financial Corporation. A comparison of such stockholder rights was set forth in the Company's prospectus included in its registration statement on Form SB-2, declared effective on May 13, 2004 (Commission File No. 333-113538).

        Pursuant to the registration statement mentioned in the preceding paragraph, DSA Financial Corporation registered 2,010,200 shares of common stock. In accordance with the Plan and pursuant to the registration statement, the stock was offered to eligible depositors of Dearborn Savings Association, Dearborn Savings Association's employee stock ownership plan and members of the general public. Keefe, Bruyette & Woods, Inc. was engaged to assist in the marketing of the common stock. For their services, Keefe, Bruyette & Woods, Inc. received an advisory and management fee of $25,000 and a marketing fee of 1.50% of the dollar amount of common stock sold in the offering other than shares purchased by officers, directors and employees or their immediate families for which no fee was paid. In addition, Keefe, Bruyette & Woods, Inc. was reimbursed for expenses, including attorney fees.

        The stock offering, which was completed on July 28, 2004, resulted in gross proceeds of $8.5 million, with the sale of 848,450 shares at a price of $10.00 per share. Expenses related to the offering were approximately $626,000, including the expenses paid to Keefe, Bruyette & Woods, Inc. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $7.9 million. An additional 795,833 shares were issued to existing stockholders based on an exchange rate of 3.3926 new shares of common stock for each existing share. Cash was paid in lieu of fractional shares. Upon completion of the offering and the exchange of shares, 1,644,283 shares were outstanding.

        Half of the net proceeds of the offering were retained by DSA Financial Corporation and half were contributed to Dearborn Savings Association. All of such proceeds were invested in short-term investments with maturities of ninety days or less. During the remainder of 2004, upon maturity of some of the short-term investments, the resulting funds will be re-invested in investment securities with maturities in the one to two or three-year range or used to fund loan growth.

        (c) There were no issuer purchases of equity securities during the fourth quarter of the 2004 fiscal year:

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 7.  FINANCIAL STATEMENTS

         (a)(1) FINANCIAL STATEMENTS

                The following financial statements are incorporated by reference to our Annual Report to Shareholders:

                o    Report of Independent Registered Public Accounting Firm
                o Consolidated Statements of Financial Condition at June 30, 2004 and 2003
                o Consolidated Statements of Earnings for the Years Ended June 30, 2004 and 2003
                o Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2004 and 2003
                o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2004 and 2003
                o Consolidated Statements of Cash Flows for the Years Ended Years Ended June 30, 2004 and 2003
                o    Notes to Consolidated Financial Statements.

         (a)(2) FINANCIAL STATEMENT SCHEDULES

                No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief

Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        (b)     Changes in internal controls.

        There were no changes made in our internal controls over financial reporting during the period covered by this report or, to our knowledge, in other factors that has materially affected, or is reasonably likely to materially affect these controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Information concerning Directors of the Company is incorporated herein by reference from our definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning our executive officers.

ITEM 10. EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain owners and management and related stockholder matters is incorporated herein by reference from our Proxy Statement, specifically the sections captioned "Voting Securities and Principal Holders Thereof" and "Benefit Plans."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        The exhibits filed as a part of this Form 10-KSB are as follows:

        10.1   Form of Employment Agreement*
        10.2   Form of Severance Agreement*
        10.3   Executive Supplemental Retirement Income Agreement*
        10.4   Dearborn Financial Corporation 2003 Recognition and Retention
               Plan*
        10.5   Directors' Emeritus Plan*
        10.6   Form of Directors' Deferred Compensation Agreement*
        13     Annual Report to Shareholders
        21     Subsidiaries of the Registrant
        31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1   Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        ----------------------
        * Incorporated by Reference from the Registration Statement on Form SB-2 of DSA Financial Corporation (File No. 333-113538), as amended, initially filed with the U.S. Securities and Exchange Commission on March 12, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICE

        Information required by this Item is incorporated by reference to the Proxy Statement under the caption "Proposal II-Ratification of Auditors."

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DSA FINANCIAL CORPORATION


Date: September 27, 2004                     By: /s/ Edward L. Fischer
                                                 -------------------------------
                                                 Edward L. Fischer, President
                                                 and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Edward L. Fischer                      By: /s/ Robert P. Sonntag
   -------------------------------------          -------------------------------------
   Edward L. Fischer, President, Chief            Robert P. Sonntag
    Executive Officer and Director                Chairman of the Board
   (Principal Executive Officer)

Date: September 27, 2004                       Date: September 27, 2004


By: /s/ Steven R. Doll                         By: /s/ Ronald J. Denney
   -------------------------------------          -------------------------------------
   Steven R. Doll, Chief Financial                Ronald J. Denney
    Officer                                       Director
   (Principal Financial and Accounting
    Officer)

Date: September 27, 2004                       Date: September 27, 2004


By: /s/ David P. Lorey                         By: /s/ Richard Meador, III
   -------------------------------------          -------------------------------------
   David P. Lorey                                 Richard Meador, III
   Director                                       Director


Date: September 27, 2004                       Date: September 27, 2004


By: /s/ Dennis Richter
   -------------------------------------
     Dennis Richter
     Director

Date: September 27, 2004
