Form 10QSB
period 2004-09-30
DSA FINANCIAL CORP
filed 2004-11-15
CIK 1282852

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2004
                                ------------------------------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.   0 -50864

                            DSA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                           20-1661802
--------------------------------                   -----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

                 118 WALNUT STREET, LAWRENCEBURG, INDIANA 47025
--------------------------------------------------------------------------------
                     (Address of principal executive office)

Registrant's telephone number, including area code: (812) 537-0940

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]           No  [X]

As of November 9, 2004, the latest practicable date, 1,644,242 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                      INDEX

                                                                            PAGE

PART I   -    FINANCIAL INFORMATION

              Consolidated Statements of Financial Condition                  3

              Consolidated Statements of Earnings                             4

              Consolidated Statements of Comprehensive Income                 5

              Consolidated Statements of Cash Flows                           6

              Notes to Consolidated Financial Statements                      8

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                     10

              Quantitative and Qualitative Disclosures
              About Market Risk                                              12

              Controls and Procedures                                        12

PART II  -   OTHER INFORMATION                                               13

SIGNATURES                                                                   14


                                                 DSA FINANCIAL CORPORATION

                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        (Unaudited)
                                             (In thousands, except share data)

                                                                                      SEPTEMBER 30,            JUNE 30,
         ASSETS                                                                                2004                2004
Cash and due from banks                                                                    $  1,352            $  1,664
Interest-bearing deposits in other financial institutions                                     4,800               8,900
                                                                                           --------            --------
         Cash and cash equivalents                                                            6,152              10,564

Certificates of deposit in other financial institutions                                         814                 199
Investment securities designated as available for sale - at market                            6,452               6,763
Mortgage-backed securities designated as available for sale - at market                       1,308               1,484
Loans receivable - net                                                                       61,634              59,088
Loans held for sale - at lower of cost or market                                                 -                  104
Office premises and equipment - at depreciated cost                                           1,172               1,193
Stock in Federal Home Loan Bank - at cost                                                     1,115               1,103
Accrued interest receivable on loans                                                            304                 258
Accrued interest receivable on investments                                                       71                  34
Cash surrender value of life insurance                                                        1,794               1,774
Prepaid expenses and other assets                                                               459                 914
Prepaid income taxes                                                                             -                   24
Deferred income taxes                                                                           261                 264
                                                                                           --------            --------

         Total assets                                                                       $81,536             $83,766
                                                                                           ========            ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                    $57,864             $68,203
Borrowings from the Federal Home Loan Bank                                                    5,000               5,000
Accounts payable on mortgage loans serviced for others                                           67                  74
Accrued interest payable                                                                         10                  10
Advances by borrowers for taxes and insurance                                                   304                 255
Other liabilities                                                                             1,274                 965
Accrued income taxes                                                                            118                  -
                                                                                           --------            --------
         Total liabilities                                                                   64,637              74,507

Commitments and contingencies                                                                    -                   -

Stockholders' equity
Preferred stock - 1,000,000 shares of $.01 par value authorized; no shares issued at
  September 30, 2004; 2,000,000 shares authorized, no shares issued at June 30, 2004             -                   -
Common stock - 5,000,000 shares of $.01 par value authorized; 1,644,242 shares issued and outstanding at September 30, 2004; 8,000,000 shares of $.10 par value
  authorized; 484,579 shares issued and outstanding at June 30, 2004                             16                  49
Additional paid-in capital                                                                   10,276               2,224
Retained earnings, restricted                                                                 7,545               7,337
Accumulated comprehensive loss, unrealized losses on securities,
  designated as available for sale, net of related tax effects                                  (34)               (126)
Shares acquired by stock benefit plans                                                         (904)               (225)
                                                                                           --------            --------
         Total stockholders' equity                                                          16,899               9,259
                                                                                           --------            --------

         Total liabilities and stockholders' equity                                         $81,536             $83,766
                                                                                           ========            ========

                                          DSA FINANCIAL CORPORATION

                                     CONSOLIDATED STATEMENTS OF EARNINGS

                                  For the three months ended September 30,
                                                 (Unaudited)
                                    (In thousands, except per share data)

                                                                                  2004         2003
Interest income
  Loans                                                                        $   943      $   973
  Mortgage-backed securities                                                        12            2
  Investment securities                                                             62           64
  Interest-bearing deposits and other                                               41           20
                                                                               -------      -------
         Total interest income                                                   1,058        1,059

Interest expense
  Deposits                                                                         274          362
  Borrowings                                                                        52           67
                                                                               -------      -------
         Total interest expense                                                    326          429
                                                                               -------      -------

         Net interest income                                                       732          630

Provision for losses on loans                                                        6            6
                                                                               -------      -------

         Net interest income after provision
           for losses on loans                                                     726          624

Other income
  Gain on sale of loans                                                             27          127
  Loss on sale of investment and mortgage-backed securities                         (2)          (4)
  Cash surrender value of life insurance                                            20           22
  Other operating                                                                   50           38
                                                                               -------      -------
         Total other income                                                         95          183

General, administrative and other expense
  Employee compensation and benefits                                               303          260
  Occupancy and equipment                                                           41           40
  Data processing                                                                   32           21
  Other operating                                                                  115          108
                                                                               -------      -------
         Total general, administrative and other expense                           491          429
                                                                               -------      -------

         Earnings before income taxes                                              330          378
Income taxes
  Current                                                                          144          151
  Deferred                                                                         (22)          (4)
                                                                               -------      -------
         Total income taxes                                                        122          147
                                                                               -------      -------

         NET EARNINGS                                                          $   208      $   231
                                                                               =======      =======

         EARNINGS PER SHARE
           Basic and diluted                                                   $   .13      $   .14
                                                                               =======      =======

                                      DSA FINANCIAL CORPORATION

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                              For the three months ended September 30,
                                             (Unaudited)
                                           (In thousands)


                                                                                  2004         2003
Net earnings                                                                     $ 208        $ 231

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the
    period, net of taxes of $46 in fiscal 2004                                      90            1

  Reclassification adjustment for realized losses included
    in earnings, net of tax benefits of $1 in both fiscal
    2004 and 2003                                                                    2            3
                                                                                 -----        -----

Comprehensive income                                                             $ 300        $ 235
                                                                                 =====        =====

Accumulated comprehensive loss                                                   $ (34)       $  (4)
                                                                                 =====        =====







                                         DSA FINANCIAL CORPORATION

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 For the three months ended September 30,
                                                (Unaudited)
                                               (In thousands)

                                                                                     2004         2003
Cash flows from operating activities:
  Net earnings for the period                                                       $   208      $   231
  Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                   (5)          16
    Amortization of deferred loan origination fees                                      (13)          (7)
    Amortization of mortgage servicing rights                                             7           33
    Provision for losses on loans                                                         6            6
    Depreciation and amortization                                                        25           25
    Loss on sale of investment and mortgage-backed securities
      designated as available for sale                                                    2            4
    Origination of loans for sale in the secondary market                              (837)      (3,732)
    Proceeds from sale of loans in the secondary market                                 960        6,012
    Gain on sale of loans                                                               (19)         (80)
    Federal Home Loan Bank stock dividends                                              (12)         (27)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                              (46)          15
      Accrued interest receivable on investments                                        (37)          11
      Prepaid expenses and other assets                                                 162          (41)
      Accounts payable on mortgage loans serviced for others                             (7)          19
      Accrued interest payable                                                           -            (4)
      Other liabilities                                                                 309           44
       Income taxes
        Current                                                                         127          120
        Deferred                                                                        (22)          (4)
                                                                                    -------      -------
         Net cash provided by operating activities                                      808        2,641

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                   (492)      (2,500)
  Proceeds from sale of investment securities designated as available
    for sale                                                                            498          996
  Proceeds from maturity and principal repayments of investment securities              500           -
  Principal repayments on mortgage-backed securities                                    201        1,469
  Principal repayments on loans                                                       6,883        7,674
  Loan disbursements                                                                 (9,136)     (10,357)
  Purchase of office premises and equipment                                              (4)         (32)
  Proceeds from sale of automobile                                                       -             7
  (Increase) decrease in certificates of deposit in other financial institutions       (582)         100
  Increase in cash surrender value of life insurance                                    (20)         (21)
                                                                                    -------      -------
         Net cash used in investing activities                                       (2,152)      (2,664)
                                                                                    -------      -------

         Net cash used in operating and investing activities
           (balance carried forward)                                                 (1,344)         (23)
                                                                                    -------      -------


                                                DSA FINANCIAL CORPORATION

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                        For the three months ended September 30,
                                                       (Unaudited)
                                                      (In thousands)


                                                                                    2004                  2003
         Net cash used in operating and investing activities
           (balance brought forward)                                              $  (1,344)           $     (23)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                       (10,339)                 221
  Repayment of Federal Home Loan Bank borrowings                                          -               (1,000)
  Proceeds from Federal Home Loan Bank borrowings                                         -                1,000
  Advances by borrowers for taxes and insurance                                          49                   97
  Proceeds from issuance of common stock                                              7,222                    -
  Dividends on common stock                                                               -                  (83)
                                                                                  ---------            ---------
         Net cash provided by (used in) financing activities                         (3,068)                 235
                                                                                  ---------            ---------

Net increase (decrease) in cash and cash equivalents                                 (4,412)                 212

Cash and cash equivalents at beginning of period                                     10,564                3,722
                                                                                  ---------            ---------

Cash and cash equivalents at end of period                                        $   6,152            $   3,934
                                                                                  =========            =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                                  $      23            $      30
                                                                                  =========            =========

    Interest on deposits and borrowings                                           $     334            $     435
                                                                                  =========            =========

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                          $      90            $       1
                                                                                  =========            =========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                  $       8            $      47
                                                                                  =========            =========

                            DSA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2004 and 2003


1.      BASIS OF PRESENTATION

The Board of Directors of Dearborn Mutual Holding Company (the "M.H.C.") adopted a Plan of Conversion (the "Plan") on December 30, 2003. Pursuant to the Plan, which was completed effective July 28, 2004, the M.H.C. converted from the mutual holding company form of organization to the fully public form. The M.H.C., the mutual holding company parent of Dearborn Financial Corporation, merged into Dearborn Savings Association F.A. ("Dearborn Savings" or the "Association"), and as a result the M.H.C. no longer exists. Pursuant to the Plan, Dearborn Financial Corporation, which owned 100% of Dearborn Savings, was succeeded by a new Delaware corporation named DSA Financial Corporation ("DSA Financial" or the "Corporation"). As part of the conversion, the M.H.C.'s ownership interest, as formerly evidenced by 250,000 shares of Dearborn Financial Corporation common stock, was sold in a subscription and community offering and to a newly-formed Employee Stock Ownership Plan. Shares of existing stockholders of Dearborn Financial Corporation were exchanged for shares of DSA Financial, pursuant to an exchange ratio of 3.3926 to one. The offering resulted in proceeds, net of costs related to the offering, of $7.2 million. Following the completion of the Plan, DSA Financial had 1,644,242 total shares issued. Following the completion of the conversion, effective July 28, 2004, all of the capital stock of Dearborn Savings is held by DSA Financial.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended June 30, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and the Association. All intercompany transactions and balances have been eliminated.

3.      EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, restated for the effects of the Corporation's reorganization and related stock offering. Weighted-average common shares deemed outstanding totaled 1,644,242 and 1,643,983 for the three-month periods ended September 30, 2004 and 2003, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under DSA Financial's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,644,242 and 1,643,983 for the three-month periods ended September 30, 2004 and 2003, respectively.

                            DSA FINANCIAL CORPORATION

             For the three months ended September 30, 2004 and 2003


4.      EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46(R) ("FIN 46(R)"), "Consolidation of Variable Interest Entities." FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46(R) apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46(R) apply to existing entities in the first fiscal year ending after December 15, 2004. The Corporation does not have any variable interest entities, therefore the adoption of FIN 46(R) had no material effect on the Corporation's financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") issued EITF 03-01 "The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments." EITF 03-01 requires that unrealized losses on investment securities that are deemed other-than-temporary be recorded as an adjustment to earnings. The Statement applies both to securities designated as held to maturity and those designated as available for sale. EITF 03-01 provides that unrealized losses may be viewed as other-than-temporary as a result not only due to deterioration of the credit quality of the issuer, but due to changes in the interest rate environment as well. An investor must be able to demonstrate the positive ability and intent to hold such securities until a forecasted recovery takes place or until maturity of the security. EITF 03-01 requires separate disclosure related to unrealized losses for securities that have been in an unrealized loss position for a period of less than twelve months and for those that have been in an unrealized loss position for a period greater than twelve months, for financial statements issued for years ending after December 15, 2003. In September 2004, the FASB issued a final FASB Staff Position, FSP EITF Issue 03-01-1, which has delayed the effective date for the measurement and recognition guidance of EITF 03-01. The comment period related to this staff position ended October 29, 2004. The implementation date is unknown until further guidance is issued by the FASB. We are currently evaluating the impact of adopting EITF 03-01.

In March 2004, the Financial Accounting Standards Board ("FASB") issued a proposed Statement, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions, including stock option grants, using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. Issuance of the final standards, and adoption by DSA Financial, would be expected to result in recognition of compensation expense for the effect of stock option grants in future periods.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

This document contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2004 TO SEPTEMBER 30,
2004

ASSETS. Total assets decreased $2.2 million, or 2.7%, to $81.5 million at September 30, 2004, from $83.8 million at June 30, 2004. The decrease in assets reflects a $4.1 million decrease in interest-bearing deposits in other financial institutions, to $4.8 million at June 30, 2004 from $8.9 million at June 30, 2004, partially offset by a $2.4 million increase in loans, net to $61.6 million at June 30, 2004 from $59.2 million at June 30, 2004. The decrease in interest-bearing deposits resulted from our funding loan originations with excess cash we received in connection with the mutual-to-stock conversion of Dearborn Mutual Holding Company and our related stock offering. The increase in loans reflected increases in construction loans, nonresidential real estate and land loans. We have opted to maintain recently originated fixed-rate one- to four-family residential real estate loans in our portfolio due to our strong capital and cash positions. We maintain construction loans and nonresidential real estate and land loans in our portfolio because they are originated at favorable rates of interest compared to one-to four-family residential real estate loans.

LIABILITIES. Total liabilities decreased $9.9 million, or 13.2%, to $64.6 million at September 30, 2004 from $74.5 million at June 30, 2004. The decrease in liabilities reflects a $10.3 million decrease in deposits, to $57.9 million at September 30, 2004 from $68.2 million at June 30, 2004. The decrease in deposits resulted primarily from the reclassification of stock offering proceeds to stockholders' equity, totaling $7.8 million, and net deposit outflows of approximately $2.5 million. To a lesser extent, the decrease reflects customers authorizing direct withdrawals to purchase shares of common stock in connection with the mutual-to-stock conversion of Dearborn Mutual Holding Company and our related stock offering. Management elected not to renew certain higher-costing certificates of deposit that matured during the quarter due to the Association's liquidity position following the stock offering.

STOCKHOLDERS' EQUITY. Stockholders' equity increased $7.6 million to $16.9 million at September 30, 2004, from $9.3 million at June 30, 2004, reflecting our receipt of net proceeds of approximately $7.2 million in connection with our sale of 848,450 shares of common stock at a price of $10.00 per share. The completion of the sale of our shares was partially offset by an increase in shares acquired by stock benefit plans to $904,000 at September 30, 2004 from $225,000 at June 30, 2004. This increase resulted from the purchase of Employee Stock Ownership Plan (ESOP) shares that have not yet been allocated.

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

GENERAL. Net earnings decreased $23,000 to $208,000 for the three months ended September 30, 2004, from $231,000 for the three months ended September 30, 2003. The decrease resulted primarily from a $62,000 increase in general, administrative and other expense and an $88,000 decrease in other income, partially offset by a $102,000 increase in net interest income. During the three months ended September 30, 2004 and 2003, all significant elements of income or loss arose from our continuing operations.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003 (continued)

INTEREST INCOME. Interest income was $1.1 million for each of the three months ended September 30, 2004 and September 30, 2003. There were no material changes in the components of interest income between the periods.

Interest income from interest-earning deposits and other interest-earning assets increased $21,000 to $41,000 for the three months ended September 30, 2004 from $20,000 for the three months ended September 30, 2003. The increase was due primarily to a $5.9 million increase in the average balance of interest-earning deposits and other interest-earning assets, reflecting our receipt of subscription funds to purchase shares of common stock in connection with the mutual-to-stock conversion and our related stock offering. The increase in average balance was partially offset by a 104 basis point decrease in the yield we earned on these assets, to 1.92% for the three months ended September 30, 2004 from 2.96% for the three months ended September 30, 2003, reflecting a larger cash position in overnight funds.

INTEREST EXPENSE. Interest expense decreased $103,000, or 24.0%, to $326,000 for the three months ended September 30, 2004 from $429,000 for the three months ended September 30, 2003. The decrease in interest expense resulted from an $88,000 decrease in interest expense on deposits and a $15,000 decrease in interest expense on borrowings.

Interest expense on deposits decreased $88,000, or 24.3%, to $274,000 for the three months ended September 30, 2004 from $362,000 for the three months ended September 30, 2003. The decrease was due to a decrease in the average rate paid on deposits to 1.69% from 2.27%, which was partially offset by a $995,000, or 1.6%, increase in the average balance of deposits. All deposit categories experienced a decrease in interest rates. The average balances of passbook accounts and money market/NOW accounts increased between periods, while the average balance of certificates of deposit decreased. We believe this reflects our customers' desire to remain liquid with the expectant view of rising certificates rates in the near future.

NET INTEREST INCOME. The decrease in our interest expense resulted in a $102,000, or 16.2%, increase in net interest income to $732,000 for the three months ended September 30, 2004, from $630,000 for the three months ended September 30, 2003. Our interest rate spread increased to 3.57% from 3.12% and our net interest margin increased to 3.76% from 3.32%, while average net interest-earning assets increased to $8.1 million for the three months ended September 30, 2004 from $6.1 million for the three months ended September 30, 2003.

PROVISION FOR LOSSES ON LOANS. We establish provisions for losses on loans, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. Based on our evaluation of these factors, management made a provision of $6,000 for each of the three months ended September 30, 2004 and 2003. We used the same methodology and generally similar assumptions in assessing the allowance for both years. The allowance for loan losses was $342,000 or 0.51% of gross loans outstanding at September 30, 2004, as compared with $336,000, or 0.53% of gross loans outstanding at June 30, 2004. The level of the allowance is based on estimates, and ultimate losses may vary from the estimates.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for losses on loans based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Nonperforming loans totaled $374,000, or 0.55% of total loans at September 30, 2004, compared to $589,000, or 0.93% of total loans at June 30, 2004. The provision for the three months ended September 30, 2004 was predicated primarily upon growth in the overall loan portfolio.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003 (continued)

PROVISION FOR LOSSES ON LOANS. (CONTINUED) Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to recognize adjustments to the allowance based on its judgment regarding the adequacy of our allowance for loan losses at the time of its examination.

OTHER INCOME. Other income decreased $88,000 to $95,000 for the three months ended September 30, 2004 from $183,000 for the three months ended September 30, 2003. The decrease in other income was due to a $100,000 decrease in gain on sale of loans, to $27,000 for the three months ended September 30, 2004, from $127,000 for the three months ended September 30, 2003. We sold $941,000 of loans during the three months ended September 30, 2004 compared to $5.9 million of such sales during the three months ended September 30, 2003, resulting from a significant decrease in the origination of loans for sale in the secondary market.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense increased $62,000, or 14.5%, to $491,000 for the three months ended September 30, 2004 from $429,000 for the three months ended September 30, 2003. The increase resulted primarily from a $43,000, or 16.5%, increase in employee compensation and benefits expense to $303,000 for the three months ended September 30, 2004 from $260,000 for the three months ended September 30, 2003. This increase resulted primarily from higher health insurance premiums, the hiring of an additional employee, annual salary adjustments effective with the start of the new fiscal year and expense related to the new ESOP plan of approximately $11,000.

INCOME TAXES. The provision for income taxes was $122,000 for the three months ended September 30, 2004 and $147,000 for the three months ended September 30, 2003, reflecting effective tax rates of 37.0% and 38.9%, respectively.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation's market risk since the Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2004.

ITEM 4     CONTROLS AND PROCEDURES

The Corporation's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

There were no significant changes in the Corporation's internal controls or in other factors that could materially affect, or could reasonably be likely to materially affect, these controls subsequent to the date of their evaluation by the Corporation's Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to material deficiencies and weaknesses.

                            DSA FINANCIAL CORPORATION

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS

         EX-31.1 Certification of Chief Executive Officer pursuant to Rule 13(a) or 15(d)

         EX-31.2 Certification of Chief Financial Officer pursuant to Rule 13(a) or 15(d)

         EX-32.1      Section 1350 Certification of the Chief Executive Officer

         EX-32.2      Section 1350 Certification of the Chief Financial Officer

                            DSA FINANCIAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 10, 2004                   By:  /s/ Edward L. Fischer
      -----------------------------            ---------------------------------
                                               Edward L. Fischer
                                               President and Chief Executive
                                               Officer


Date:  November 10, 2004                   By: /s/ Steven R. Doll
      -----------------------------            ---------------------------------
                                               Steven R. Doll
                                               Chief Financial Officer