Form 10QSB
period 2004-12-31
DSA FINANCIAL CORP
filed 2005-02-14
CIK 1282852

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   December 31, 2004
                                ------------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.   0 -50864

                            DSA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                             20-1661802
-------------------------------                  -------------------------------
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

Yes [  ]          No  [X]

As of February 7, 2005, the latest practicable date, 1,644,242 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                      INDEX

                                                                           Page

PART I     FINANCIAL INFORMATION

           Consolidated Statements of Financial Condition                   3

           Consolidated Statements of Earnings                              4

           Consolidated Statements of Comprehensive Income                  5

           Consolidated Statements of Cash Flows                            6

           Notes to Consolidated Financial Statements                       8

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      11

           Quantitative and Qualitative Disclosures
           About Market Risk                                               15

           Controls and Procedures                                         15

PART II  - OTHER INFORMATION                                               16

SIGNATURES                                                                 17

                            DSA Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   (Unaudited)
                        (In thousands, except share data)

                                                                                     December 31,   June 30,
         ASSETS                                                                          2004         2004

Cash and due from banks                                                                $  1,377    $  1,664
Interest-bearing deposits in other financial institutions                                   755       8,900
                                                                                       --------    --------
         Cash and cash equivalents                                                        2,132      10,564

Certificates of deposit in other financial institutions                                     819         199
Investment securities designated as available for sale - at market                        4,393       6,763
Mortgage-backed securities designated as available for sale - at market                   1,143       1,484
Loans receivable - net                                                                   69,951      59,088
Loans held for sale - at lower of cost or market                                            644         104
Real estate acquired through foreclosure                                                     58        --
Office premises and equipment - at depreciated cost                                       1,149       1,193
Stock in Federal Home Loan Bank - at cost                                                 1,127       1,103
Accrued interest receivable on loans                                                        314         258
Accrued interest receivable on investments                                                   29          34
Cash surrender value of life insurance                                                    1,839       1,774
Prepaid expenses and other assets                                                           578         914
Prepaid income taxes                                                                         37          24
Deferred income taxes                                                                       286         264
                                                                                       --------    --------

         Total assets                                                                  $ 84,499    $ 83,766
                                                                                       ========    ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                               $ 61,154    $ 68,203
Borrowings from the Federal Home Loan Bank                                                5,000       5,000
Accounts payable on mortgage loans serviced for others                                       78          74
Accrued interest payable                                                                     10          10
Advances by borrowers for taxes and insurance                                               352         255
Other liabilities                                                                           979         965
                                                                                       --------    --------
         Total liabilities                                                               67,573      74,507

Stockholders' equity
Preferred stock - 1,000,000 shares of $.01 par value authorized; no shares issued at
  December 31, 2004; 2,000,000 shares authorized, no shares issued at June 30, 2004        --          --
Common stock - 5,000,000 shares of $.01 par value authorized; 1,644,242 shares issued and outstanding at December 31, 2004; 8,000,000 shares of $.10 par value
  authorized; 484,579 shares issued and outstanding at June 30, 2004                         16          49
Additional paid-in capital                                                               10,190       2,224
Retained earnings, restricted                                                             7,667       7,337
Accumulated comprehensive loss, unrealized losses on securities,
  designated as available for sale, net of related tax effects                              (43)       (126)
Shares acquired by stock benefit plans                                                     (904)       (225)
                                                                                       --------    --------
         Total stockholders' equity                                                      16,926       9,259
                                                                                       --------    --------

         Total liabilities and stockholders' equity                                    $ 84,499    $ 83,766
                                                                                       ========    ========

                            DSA Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                              For the three months       For the six months
                                                               ended December 31,         ended December 31,
                                                                2004      2003             2004       2003
Interest income
  Loans                                                       $ 1,001    $   970          $ 1,944    $ 1,943
  Mortgage-backed securities                                       10          6               22          8
  Investment securities                                            46         50              108        114
  Interest-bearing deposits and other                              33         22               74         42
                                                              -------    -------          -------    -------
         Total interest income                                  1,090      1,048            2,148      2,107

Interest expense
  Deposits                                                        270        353              544        715
  Borrowings                                                       52         53              104        120
                                                              -------    -------          -------    -------
         Total interest expense                                   322        406              648        835
                                                              -------    -------          -------    -------

         Net interest income                                      768        642            1,500      1,272

Provision for losses on loans                                       6          6               12         12
                                                              -------    -------          -------    -------

         Net interest income after provision
           for losses on loans                                    762        636            1,488      1,260

Other income
  Gain on sale of loans                                            14         28               41        155
  Loss on sale of investment and mortgage-backed securities        --         (9)              (2)       (13)
  Gain on sale of real estate acquired through foreclosure         --          2               --          2
  Cash surrender value of life insurance                           15         19               35         41
  Other operating                                                  54         43              104         81
                                                              -------    -------          -------    -------
         Total other income                                        83         83              178        266

General, administrative and other expense
  Employee compensation and benefits                              294        269              597        529
  Occupancy and equipment                                          45         40               86         80
  Data processing                                                  33         21               65         42
  Other operating                                                 142        102              257        210
                                                              -------    -------          -------    -------
         Total general, administrative and other expense          514        432            1,005        861
                                                              -------    -------          -------    -------

         Earnings before income taxes                             331        287              661        665
Income taxes
  Current                                                         135        149              279        300
  Deferred                                                        (10)       (37)             (32)       (41)
                                                              -------    -------          -------    -------
         Total income taxes                                       125        112              247        259
                                                              -------    -------          -------    -------

         NET EARNINGS                                         $   206    $   175          $   414    $   406
                                                              =======    =======          =======    =======

         EARNINGS PER SHARE
           Basic and diluted                                  $   .13    $   .11          $   .26    $   .25
                                                              =======    =======          =======    =======

                            DSA Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)
                                 (In thousands)

                                                                  For the three months    For the six months
                                                                    ended December 31,    ended December 31,
                                                                     2004       2003       2004       2003

Net earnings                                                         $206       $175       $414       $406

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(5), $(35), $42
    and $(35) during the respective periods                            (8)       (68)        82        (67)

  Reclassification adjustment for realized losses included in earnings, net of tax benefits of $3, $1 and $4 during the
     respective periods                                              --            6          1          9
                                                                    -----      -----      -----      -----

Comprehensive income                                                $ 198      $ 113      $ 497      $ 348
                                                                    =====      =====      =====      =====

Accumulated comprehensive loss                                      $ (43)     $ (66)     $ (43)     $ (66)
                                                                    =====      =====      =====      =====

                            DSA Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                   (Unaudited)
                                 (In thousands)

                                                                                      2004        2003
Cash flows from operating activities:
  Net earnings for the period                                                      $    414    $    406
  Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                   (9)         22
    Amortization of deferred loan origination fees                                      (17)        (18)
    Amortization of mortgage servicing rights                                            17          42
    Provision for losses on loans                                                        12          12
    Depreciation and amortization                                                        51          47
    Gain on sale of real estate acquired through foreclosure                             --          (2)
    Loss on sale of investment and mortgage-backed securities
      designated as available for sale                                                    2          13
    Origination of loans for sale in the secondary market                            (2,157)     (6,657)
    Proceeds from sale of loans in the secondary market                               1,645       7,781
    Gain on sale of loans                                                               (28)        (94)
    Federal Home Loan Bank stock dividends                                              (24)        (40)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                              (56)         37
      Accrued interest receivable on investments                                          5          30
      Prepaid expenses and other assets                                                  33         (10)
      Accounts payable on mortgage loans serviced for others                              4          22
      Accrued interest payable                                                           --          (7)
      Other liabilities                                                                  15         (38)
       Income taxes
        Current                                                                         (37)        (34)
        Deferred                                                                        (32)        (41)
                                                                                   --------    --------
         Net cash provided by (used in) operating activities                           (162)      1,471

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                   (492)     (7,770)
  Proceeds from sale of investment securities designated as available
    for sale                                                                            498       8,986
  Proceeds from maturity and principal repayments of investment securities            2,500          --
  Purchase of mortgage-backed securities designated as available for sale                --        (999)
  Principal repayments on mortgage-backed securities                                    365       2,046
  Principal repayments on loans                                                      13,295      14,819
  Loan disbursements                                                                (23,944)    (16,850)
  Purchase of office premises and equipment                                              (7)        (41)
  Proceeds from sale of automobile                                                       --           7
  (Increase) decrease in certificates of deposit in other financial institutions       (656)        100
  Increase in cash surrender value of life insurance                                    (65)        (40)
  Proceeds from sale of real estate acquired through foreclosure                         25         181
  Capital improvements to real estate acquired through foreclosure                       (6)        (10)
                                                                                   --------    --------
         Net cash provided by (used in) investing activities                         (8,487)        429
                                                                                   --------    --------

         Net cash provided by (used in) operating and investing activities
           (balance carried forward)                                                 (8,649)      1,900
                                                                                   --------    --------

                            DSA Financial Corporation

                      For the six months ended December 31,
                                   (Unaudited)
                                 (In thousands)

                                                                                   2004        2003

         Net cash provided by (used in) operating and investing activities
           (balance brought forward)                                            $ (8,649)   $  1,900

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                                                (7,049)       (447)
  Repayment of Federal Home Loan Bank borrowings                                    --        (2,800)
  Proceeds from Federal Home Loan Bank borrowings                                   --         1,800
  Advances by borrowers for taxes and insurance                                       97         108
  Proceeds from issuance of common stock                                           7,339        --
  Dividends on common stock                                                         (170)       (164)
                                                                                --------    --------
         Net cash provided by (used in) financing activities                         217      (1,503)
                                                                                --------    --------

Net increase (decrease) in cash and cash equivalents                              (8,432)        397

Cash and cash equivalents at beginning of period                                  10,564       3,722
                                                                                --------    --------

Cash and cash equivalents at end of period                                      $  2,132    $  4,119
                                                                                ========    ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                                $    322    $    349
                                                                                ========    ========

    Interest on deposits and borrowings                                         $    648    $    842
                                                                                ========    ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                        $     82    $    (67)
                                                                                ========    ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                $     13    $     61
                                                                                ========    ========

                            DSA Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 2004 and 2003


    1.   Basis of Presentation

    The Board of Directors of Dearborn Mutual Holding Company (the "M.H.C.") adopted a Plan of Conversion (the "Plan") on December 30, 2003. Pursuant to the Plan, which was completed effective July 28, 2004, the M.H.C. converted from the mutual holding company form of organization to the fully public form. The M.H.C., the mutual holding company parent of Dearborn Financial Corporation, merged into Dearborn Savings Association F.A. ("Dearborn Savings" or the "Association"), and as a result the M.H.C. no longer exists. Pursuant to the Plan, Dearborn Financial Corporation, which owned 100% of Dearborn Savings, was succeeded by a new Delaware corporation named DSA Financial Corporation ("DSA Financial" or the "Corporation"). As part of the conversion, the M.H.C.'s ownership interest, as formerly evidenced by 250,000 shares of Dearborn Financial Corporation common stock, was sold in a subscription and community offering and to a newly-formed Employee Stock Ownership Plan. Shares of existing stockholders of Dearborn Financial Corporation were exchanged for shares of DSA Financial, pursuant to an exchange ratio of 3.3926-to-one. The offering resulted in proceeds, net of costs related to the offering, of $7.2 million. Following the completion of the Plan, DSA Financial had 1,644,242 total shares issued. Following the completion of the conversion, effective July 28, 2004, all of the capital stock of Dearborn Savings is held by DSA Financial.

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended June 30, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The consolidated financial statements include the accounts of the Corporation and the Association. All intercompany transactions and balances have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, restated for the effects of the Corporation's reorganization and related stock offering. Weighted-average common shares deemed outstanding totaled 1,576,366 and 1,643,983 for the six- and three-month periods ended December 31, 2004 and 2003, respectively.

    The Corporation had no dilutive or potentially dilutive securities at December 31, 2004 and 2003.

                            DSA Financial Corporation

          For the six and three months ended December 31, 2004 and 2003


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

    In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards No. 123, "Share Based Payment" (SFAS No. 123(R)), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

    Initially, the cost of employee services received in exchange for an award of liability instruments will be measured based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models, adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

                            DSA Financial Corporation

          For the six and three months ended December 31, 2004 and 2003


    4. Effects of Recent Accounting Pronouncements (continued)

    Excess tax benefits, as defined by SFAS 123(R) will be recognized as an addition to additional paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the consolidated statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense, unless there are excess tax benefits from previous awards remaining in additional paid-in capital to which it can be offset.

    Compensation cost is required to be recognized in the first interim or annual period that begins after June 15, 2005, or July 1, 2005 as to the Corporation. The Corporation currently has no stock option plans or other instruments that are subject to the provisions of SFAS No. 123(R).

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

Discussion of Financial Condition Changes from June 30, 2004 to December 31,
2004

Assets. Total assets increased $733,000, or 0.9%, to $84.5 million at December 31, 2004, from $83.8 million at June 30, 2004. The increase in assets was comprised primarily of an $11.4 million increase in loans, net to $70.6 million at December 31, 2004 from $59.2 million at June 30, 2004, partially offset by an $8.1 million decrease in interest-bearing deposits in other financial institutions, to $755,000 at December 31, 2004 from $8.9 million at June 30, 2004. The decrease in interest-bearing deposits resulted from our funding loan originations with excess cash we received in connection with the mutual-to-stock conversion of the M.H.C. and our related stock offering. The increase in loans reflected increases in all loan categories except consumer and other loans. We have opted to maintain recently originated fixed-rate one- to four-family residential real estate loans in our portfolio due to our strong capital and cash positions. In addition, we maintain construction loans and nonresidential real estate and land loans in our portfolio because they are originated at favorable rates of interest compared to one-to four-family residential real estate loans.

Liabilities. Total liabilities decreased $6.9 million, or 9.3%, to $67.6 million at December 31, 2004 from $74.5 million at June 30, 2004. The decrease in liabilities reflects a $7.0 million decrease in deposits, to $61.2 million at December 31, 2004 from $68.2 million at June 30, 2004. The decrease in deposits resulted primarily from the reclassification of stock offering proceeds to stockholders' equity, totaling $7.8 million, and net deposit inflows of approximately $800,000. To a lesser extent, the decrease reflects customers' authorizing direct withdrawals to purchase shares of common stock in connection with the mutual-to-stock conversion and our related stock offering.

Stockholders' Equity. Stockholders' equity increased $7.7 million to $16.9 million at December 31, 2004, reflecting our receipt of net proceeds of approximately $7.2 million in connection with our sale of 848,450 shares of common stock at a price of $10.00 per share, coupled with net earnings of $414,000 and an $83,000 decrease in the unrealized loss on securities available for sale, partially offset by dividends paid of $170,000. The completion of the sale of our shares was partially offset by an increase in shares acquired by stock benefit plans to $904,000 at December 31, 2004 from $225,000 at June 30, 2004. This increase resulted from the purchase of Employee Stock Ownership Plan
(ESOP) shares that have not yet been allocated.

                            DSA Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2004 and 2003
--------------------------------------------------------------------------------

General. Net earnings increased $31,000 to $206,000 for the three months ended December 31, 2004, from $175,000 for the three months ended December 31, 2003. The increase resulted primarily from a $126,000 increase in net interest income, partially offset by an $82,000 increase in general, administrative and other expense. During the three months ended December 31, 2004 and 2003, all significant elements of income or expense arose from our continuing operations.

Interest Income. Interest income was $1.1 million for the three months ended December 31, 2004, an increase of $42,000, or 4.0%, over the three months ended December 31, 2003. With the exception of interest income on interest-earning deposits, there were no material changes in the components of interest income between the periods.

Interest income from interest-earning deposits and other interest-earning assets increased $11,000 to $33,000 for the three months ended December 31, 2004 from $22,000 for the three months ended December 31, 2003. The increase was due primarily to a $1.4 million increase in the average balance of interest-earning deposits and other interest-earning assets, reflecting our receipt of subscription funds to purchase shares of common stock in connection with the mutual-to-stock conversion and our related stock offering. In addition, the yield we earned on these assets increased 20 basis points to 2.55% for the three months ended December 31, 2004 from 2.35% for the three months ended December 31, 2003, reflecting recent Federal Reserve rate hikes that have increased returns on overnight funds.

Interest Expense. Interest expense decreased $84,000, or 20.7%, to $322,000 for the three months ended December 31, 2004 from $406,000 for the three months ended December 31, 2003. The decrease in interest expense resulted primarily from an $83,000 decrease in interest expense on deposits.

Interest expense on deposits decreased $83,000, or 23.5%, to $270,000 for the three months ended December 31, 2004 from $353,000 for the three months ended December 31, 2003. The decrease was due to a decrease in the average rate paid on deposits to 1.71% from 2.22% and a $504,000, or 0.8%, decrease in the average balance of deposits. All deposit categories experienced a decrease in interest rates. The average balances of money market/NOW accounts increased between periods, while the average balance of passbooks accounts and certificates of deposit decreased. The decrease of $3.5 million in the average balance of certificates of deposit reflects our belief of our customers' desire to remain liquid with the expectant view of rising certificate rates in the near future.

Net Interest Income. The foregoing changes in our interest income and our interest expense resulted in a $126,000, or 19.6%, increase in net interest income to $768,000 for the three months ended December 31, 2004, from $642,000 for the three months ended December 31, 2003. Our interest rate spread increased to 3.76% from 3.20% and our net interest margin increased to 3.98% from 3.41%, while average net interest-earning assets increased to $9.1 million for the three months ended December 31, 2004 from $6.7 million for the three months ended December 31, 2003.

Provision for Losses on Loans. We establish provisions for losses on loans, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. Based on our evaluation of these factors, management made a provision of $6,000 for each of the three months ended December 31, 2004 and 2003. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $341,000 or 0.45% of gross loans outstanding at December 31, 2004, as compared with $336,000, or 0.53% of gross loans outstanding at June 30, 2004. The level of the allowance is based on estimates, and ultimate losses may vary from the estimates.

                            DSA Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2004 and 2003 (continued)
--------------------------------------------------------------------------------

Provision for Losses on Loans. (continued) Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for losses on loans based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Nonperforming loans totaled $429,000, or 0.56% of total loans at December 31, 2004, compared to $589,000, or 0.93% of total loans at June 30, 2004. The provision for the three months ended December 31, 2004 was predicated primarily upon growth in the overall loan portfolio.

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

Other Income. Other income was $83,000 for each of the three months ended December 31, 2004 and December 31, 2003. A decrease of $14,000 in gain on sale of loans, to $14,000 for the three months ended December 31, 2004, from $28,000 for the three months ended December 31, 2003 was offset by the effects of a $9,000 loss on sale of investment securities recorded during the three-month period ended December 31, 2003. We sold $677,000 of loans during the three months ended December 31, 2004 compared to $1.8 million of such sales during the three months ended December 31, 2003, resulting from a decrease in the origination of loans for sale in the secondary market.

General, Administrative and Other Expense. General, administrative and other expense increased $82,000, or 19.0%, to $514,000 for the three months ended December 31, 2004 from $432,000 for the three months ended December 31, 2003. The increase resulted, in part, due to a $25,000, or 9.3%, increase in employee compensation and benefits expense to $294,000 for the three months ended December 31, 2004 from $269,000 for the three months ended December 31, 2003. This increase resulted primarily from higher health insurance premiums, the hiring of an additional employee, annual salary adjustments effective with the start of the new fiscal year and expense related to the new ESOP plan of approximately $17,000. In addition, other operating expense increased $40,000 or 39.2% to $142,000 for the three-month period ended December 31, 2004 from $102,000 for the three-month period ended December 31, 2003. The increase resulted from higher ATM charges, increased advertising expenditures, and higher costs associated with becoming a publicly traded company.

Income Taxes. The provision for income taxes was $125,000 for the three months ended December 31, 2004 and $112,000 for the three months ended December 31, 2003, reflecting effective tax rates of 37.8% and 39.0%, respectively.


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2004 and 2003
--------------------------------------------------------------------------------

General. Net earnings increased $8,000 to $414,000 for the six months ended December 31, 2004, from $406,000 for the six months ended December 31, 2003. The increase resulted primarily from a $228,000 increase in net interest income, partially offset by a $144,000 increase in general, administrative, and other expense and an $88,000 decrease in other income. During the six months ended December 31, 2004 and 2003, all significant elements of income or expense arose from our continuing operations.

                            DSA Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2004 and 2003 (continued)
--------------------------------------------------------------------------------

Interest Income. Interest income was $2.1 million for each of the six months ended December 31, 2004 and December 31, 2003. With the exception of interest income on interest-earning deposits, there were no material changes in the components of interest income between the periods.

Interest income from interest-earning deposits and other interest-earning assets increased $32,000 to $74,000 for the six months ended December 31, 2004 from $42,000 for the six months ended December 31, 2003. The increase was due primarily to a $3.6 million increase in the average balance of interest-earning deposits and other interest-earning assets, reflecting our receipt of subscription funds to purchase shares of common stock in connection with the mutual-to-stock conversion and our related stock offering. The increase in average balance was partially offset by a 45 basis point decrease in the yield we earned on these assets, to 2.16% for the six months ended December 31, 2004 from 2.61% for the six months ended December 31, 2003.

Interest Expense. Interest expense decreased $187,000, or 22.4%, to $648,000 for the six months ended December 31, 2004 from $835,000 for the six months ended December 31, 2003. The decrease in interest expense resulted from a $171,000 decrease in interest expense on deposits and a $16,000 decrease in interest expense on borrowings.

Interest expense on deposits decreased $171,000, or 23.9%, to $544,000 for the six months ended December 31, 2004 from $715,000 for the six months ended December 31, 2003. The decrease was due to a decrease in the average rate paid on deposits to 1.70% from 2.25%, which was partially offset by a $254,000, or 0.4%, increase in the average balance of deposits. All deposit categories experienced a decrease in interest rates. The average balances of passbook accounts and money market/NOW accounts increased between periods, while the average balance of certificates of deposit decreased. We believe this reflects our customers' desire to remain liquid with the expectant view of rising certificate rates in the near future.

Net Interest Income. The foregoing changes in our interest income and our interest expense resulted in a $228,000, or 17.9%, increase in net interest income to $1.5 million for the six months ended December 31, 2004, from $1.3 million for the six months ended December 31, 2003. Our interest rate spread increased to 3.66% from 3.16% and our net interest margin increased to 3.87% from 3.36%, while average net interest-earning assets increased to $8.6 million for the six months ended December 31, 2004 from $6.4 million for the six months ended December 31, 2003.

Provision for Losses on Loans. Management made a provision for losses on loans of $12,000 for each of the six months ended December 31, 2004 and 2003. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $341,000 or 0.45% of gross loans outstanding at December 31, 2004, as compared with $336,000, or 0.53% of gross loans outstanding at June 30, 2004. The level of the allowance is based on estimates, and ultimate losses may vary from the estimates.

Nonperforming loans totaled $429,000, or 0.56% of total loans at December 31, 2004, compared to $589,000, or 0.93% of total loans at June 30, 2004. The provision for the six months ended December 31, 2004 was predicated primarily upon growth in the overall loan portfolio.

Other Income. Other income decreased $88,000 to $178,000 for the six months ended December 31, 2004 from $266,000 for the six months ended December 31, 2003. The decrease in other income was due to a $114,000 decrease in gain on sale of loans, to $41,000 for the six months ended December 31, 2004, from $155,000 for the six months ended December 31, 2003. We sold $1.6 million of loans during the six months ended December 31, 2004 compared to $7.7 million of such sales during the six months ended December 31, 2003, resulting from a significant decrease in the origination of loans for sale in the secondary market.

                            DSA Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2004 and 2003 (continued)
--------------------------------------------------------------------------------

General, Administrative and Other Expense. General, administrative and other expense increased $144,000, or 16.7%, to $1.0 million for the six months ended December 31, 2004 from $861,000 for the six months ended December 31, 2003. The increase resulted, in part, due to a $68,000, or 12.9%, increase in employee compensation and benefits expense to $597,000 for the six months ended December 31, 2004 from $529,000 for the six months ended December 31, 2003. This increase resulted primarily from higher health insurance premiums, the hiring of an additional employee, annual salary adjustments effective with the start of the new fiscal year and expense related to the new ESOP plan of $28,000. In addition, other operating expense increased $47,000 or 22.4%, to $257,000 for the six months ended December 31, 2004 from $210,000 for the six months ended December 31, 2003. The increase resulted from higher ATM charges, increased advertising expenditures, and higher costs associated with becoming a publicly traded company.

Income Taxes. The provision for income taxes was $247,000 for the six months ended December 31, 2004 and $259,000 for the six months ended December 31, 2003, reflecting effective tax rates of 37.4% and 38.9%, respectively.


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

                            DSA Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings
         -----------------

                  Not applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

                  Not applicable

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  On November 10, 2004, the Corporation held its Annual Meeting of Shareholders. Two matters were submitted to the shareholders for a vote. The shareholders elected two directors to terms expiring in 2007 by the following votes:

                                            For                   Withheld
                                            ---                   --------
                  Robert P. Sonntag         1,311,622             71,985
                  David P. Lorey            1,312,722             70,885

                  The following directors terms continued through the Annual Meeting of Shareholders: Ronald J. Denney, Richard Meador III and Dr. Dennis Richter.

                  The shareholders also ratified the selection of Grant Thornton LLP as the Company's auditors for the 2005 fiscal year by the following vote:

                           For: 1,300,002      Against: 83,605      Abstain: -0-

ITEM 5.  Other Information
         -----------------
                  None.


ITEM 6.  Exhibits
         --------

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





Date:  February 10, 2005               By: /s/ Edward L. Fischer
      -----------------------              -------------------------------------
                                           Edward L. Fischer
                                           President and Chief Executive Officer



Date:  February 10, 2005               By: /s/ Steven R. Doll
      -------------------                  -------------------------------------
                                           Steven R. Doll
                                           Chief Financial Officer