Form 10QSB
period 2005-03-31
DSA FINANCIAL CORP
filed 2005-05-13
CIK 1282852

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2005
                                ------------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.   0 -50864

                            DSA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                                     20-1661802
-------------------------------                           ----------------------
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

Yes [   ]         No  [X]

As of May 12, 2005, the latest practicable date, 1,644,242 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                      INDEX

                                                                          Page
                                                                          ----
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

                            DSA Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   (Unaudited)
                        (In thousands, except share data)

                                                                                          March 31,   June 30,
         ASSETS                                                                             2005        2004
         ------                                                                             ----        ----

Cash and due from banks                                                                  $    842    $  1,664
Interest-bearing deposits in other financial institutions                                   2,590       8,900
                                                                                         --------    --------
         Cash and cash equivalents                                                          3,432      10,564

Certificates of deposit in other financial institutions                                       824         199
Investment securities designated as available for sale - at market                          4,331       6,763
Mortgage-backed securities designated as available for sale - at market                       981       1,484
Loans receivable - net                                                                     71,655      59,088
Loans held for sale - at lower of cost or market                                             --           104
Office premises and equipment - at depreciated cost                                         1,654       1,193
Stock in Federal Home Loan Bank - at cost                                                   1,138       1,103
Accrued interest receivable on loans                                                          333         258
Accrued interest receivable on investments                                                     43          34
Cash surrender value of life insurance                                                      1,856       1,774
Prepaid expenses and other assets                                                             534         914
Prepaid income taxes                                                                          112          24
Deferred income taxes                                                                         256         264
                                                                                         --------    --------

         Total assets                                                                    $ 87,149    $ 83,766
                                                                                         ========    ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                 $ 63,659    $ 68,203
Borrowings from the Federal Home Loan Bank                                                  5,000       5,000
Accounts payable on mortgage loans serviced for others                                         61          74
Accrued interest payable                                                                       11          10
Advances by borrowers for taxes and insurance                                                 397         255
Other liabilities                                                                           1,014         965
                                                                                         --------    --------
         Total liabilities                                                                 70,142      74,507

Stockholders' equity
  Preferred stock - 1,000,000 shares of $.01 par value authorized; no shares issued at
    March 31, 2005; 2,000,000 shares authorized, no shares issued at June 30, 2004             --          --
  Common stock - 5,000,000 shares of $.01 par value authorized; 1,644,242 shares issued and outstanding at March 31, 2005; 8,000,000 shares of $.10 par value
    authorized; 484,579 shares issued and outstanding at June 30, 2004                         16          49
  Additional paid-in capital                                                               10,190       2,224
  Retained earnings, restricted                                                             7,728       7,337
  Accumulated comprehensive loss, unrealized losses on securities,
    designated as available for sale, net of related tax effects                              (79)       (126)
  Shares acquired by stock benefit plans                                                     (848)       (225)
                                                                                         --------    --------
         Total stockholders' equity                                                        17,007       9,259
                                                                                         --------    --------

         Total liabilities and stockholders' equity                                      $ 87,149    $ 83,766
                                                                                         ========    ========

                            DSA Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                     For the three months      For the nine months
                                                                         ended March 31,          ended March 31,
                                                                      2005       2004             2005       2004
                                                                      ----       ----             ----       ----
Interest income
  Loans                                                              $ 1,081   $   942          $ 3,025    $ 2,885
  Mortgage-backed securities                                               9        14               32         22
  Investment securities                                                   38        48              145        162
  Interest-bearing deposits and other                                     29        26              103         68
                                                                     -------   -------          -------    -------
         Total interest income                                         1,157     1,030            3,305      3,137

Interest expense
  Deposits                                                               299       315              842      1,030
  Borrowings                                                              54        51              159        171
                                                                     -------   -------          -------    -------
         Total interest expense                                          353       366            1,001      1,201
                                                                     -------   -------          -------    -------

         Net interest income                                             804       664            2,304      1,936

Provision for losses on loans                                             18         6               30         18
                                                                     -------   -------          -------    -------

         Net interest income after provision
           for losses on loans                                           786       658            2,274      1,918

Other income
  Gain on sale of loans                                                   15        51               56        206
  Gain (loss) on sale of investment and mortgage-backed securities      --           4               (2)        (9)
  Gain on sale of real estate acquired through foreclosure                13         4               13          6
  Cash surrender value of life insurance                                  18        20               53         61
  Other operating                                                         52        43              156        124
                                                                     -------   -------          -------    -------
         Total other income                                               98       122              276        388

General, administrative and other expense
  Employee compensation and benefits                                     304       280              902        809
  Occupancy and equipment                                                 46        44              131        124
  Data processing                                                         33        22               98         64
  Other operating                                                        132        98              389        308
                                                                     -------   -------          -------    -------
         Total general, administrative and other expense                 515       444            1,520      1,305
                                                                     -------   -------          -------    -------

         Earnings before income taxes                                    369       336            1,030      1,001
Income taxes
  Current                                                                 82       127              361        427
  Deferred                                                                57       (13)              25        (54)
                                                                     -------   -------          -------    -------
         Total income taxes                                              139       114              386        373
                                                                     -------   -------          -------    -------

         NET EARNINGS                                                $   230   $   222          $   644    $   628
                                                                     =======   =======          =======    =======

         EARNINGS PER SHARE
           Basic and diluted                                         $   .15   $   .13          $   .41    $   .38
                                                                     =======   =======          =======    =======

                            DSA Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)
                                 (In thousands)

                                                                   For the three months    For the nine months
                                                                      ended March 31,         ended March 31,
                                                                      2005       2004         2005       2004
                                                                      ----       ----         ----       ----

Net earnings                                                         $ 230      $ 222        $ 644      $ 628

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(19), $19, $24
    and $9 during the respective periods                               (36)        37           46         18

  Reclassification adjustment for realized (gains) losses included in earnings, net of taxes (benefits) of $ -, $1, $(1) and
    $(3) during the respective periods                                --           (3)           1          6
                                                                     -----      -----        -----      -----

Comprehensive income                                                 $ 194      $ 256        $ 691      $ 652
                                                                     =====      =====        =====      =====

Accumulated comprehensive income (loss)                              $ (79)     $  16        $ (79)     $  16
                                                                     =====      =====        =====      =====

                            DSA Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                   (Unaudited)
                                 (In thousands)

                                                                                       2005        2004
                                                                                       ----        ----
Cash flows from operating activities:
  Net earnings for the period                                                      $    644    $    628
  Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                  (16)         24
    Amortization of deferred loan origination fees                                      (25)        (25)
    Amortization of mortgage servicing rights                                            23          47
    Provision for losses on loans                                                        30          18
    Depreciation and amortization                                                        75          71
    Amortization expense of stock benefit plan                                           56          57
    Gain on sale of real estate acquired through foreclosure                            (13)         (6)
    Loss on sale of investment and mortgage-backed securities
      designated as available for sale                                                    2           9
    Origination of loans for sale in the secondary market                            (2,159)    (10,169)
    Proceeds from sale of loans in the secondary market                               2,301      12,361
    Gain on sale of loans                                                               (38)       (108)
    Federal Home Loan Bank stock dividends                                              (35)        (53)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                              (75)         27
      Accrued interest receivable on investments                                         (9)         (1)
      Prepaid expenses and other assets                                                  42        (222)
      Accounts payable on mortgage loans serviced for others                            (13)        (28)
      Accrued interest payable                                                            1          (6)
      Other liabilities                                                                  49          49
       Income taxes
        Current                                                                        (112)       (146)
        Deferred                                                                         25         (54)
                                                                                   --------    --------
         Net cash provided by operating activities                                      753       2,473

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                   (492)     (8,772)
  Proceeds from sale of investment securities designated as available
    for sale                                                                            498      11,970
  Proceeds from maturity and principal repayments of investment securities            2,510          --
  Purchase of mortgage-backed securities designated as available for sale                --        (999)
  Principal repayments on mortgage-backed securities                                    518       2,329
  Principal repayments on loans                                                      18,640      19,267
  Loan disbursements                                                                (31,003)    (19,620)
  Purchase of office premises and equipment                                            (536)        (81)
  Proceeds from sale of automobile                                                       --           7
  (Increase) decrease in certificates of deposit in other financial institutions       (656)        100
  Increase in cash surrender value of life insurance                                    (53)        (61)
  Proceeds from sale of real estate acquired through foreclosure                         96         247
  Capital improvements to real estate acquired through foreclosure                       (6)        (10)
                                                                                   --------    --------
         Net cash provided by (used in) investing activities                        (10,484)      4,377
                                                                                   --------    --------

         Net cash provided by (used in) operating and investing activities
           (balance carried forward)                                                 (9,731)      6,850
                                                                                   --------    --------

                           DSA Financial Corporation

                       For the nine months ended March 31,
                                   (Unaudited)
                                 (In thousands)

                                                                                   2005        2004
                                                                                   ----        ----

         Net cash provided by (used in) operating and investing activities
           (balance brought forward)                                            $ (9,731)   $  6,850

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                                                (4,544)     (1,465)
  Repayment of Federal Home Loan Bank borrowings                                  (2,000)     (2,800)
  Proceeds from Federal Home Loan Bank borrowings                                  2,000       1,800
  Advances by borrowers for taxes and insurance                                      142         124
  Proceeds from issuance of common stock                                           7,341        --
  Dividends paid on common stock                                                    (340)       (247)
                                                                                --------    --------
         Net cash provided by (used in) financing activities                       2,599      (2,588)
                                                                                --------    --------

Net increase (decrease) in cash and cash equivalents                              (7,132)      4,262

Cash and cash equivalents at beginning of period                                  10,564       3,722
                                                                                --------    --------

Cash and cash equivalents at end of period                                      $  3,432    $  7,984
                                                                                ========    ========


Supplemental disclosure of cash flow information: Cash paid during the period for:
    Income taxes                                                                $    479    $    572
                                                                                ========    ========

    Interest on deposits and borrowings                                         $  1,000    $  1,209
                                                                                ========    ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                        $     46    $     18
                                                                                ========    ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                $     18    $     98
                                                                                ========    ========

                            DSA Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the three and nine months ended March 31, 2005 and 2004


1.       Basis of Presentation
         ---------------------

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

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended June 30, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three -and nine-month periods ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of the Corporation and the Association. All intercompany transactions and balances have been eliminated.

3.       Earnings Per Share
         ------------------

         Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, restated for the effects of the Corporation's reorganization and related stock offering. Weighted-average common shares deemed outstanding totaled 1,576,366 for each of the three- and nine-month periods ended March 31, 2005. Weighted-average common shares deemed outstanding totaled 1,643,983 for each of the three- and nine-month periods ended March 31, 2004.

         The Corporation had no dilutive or potentially dilutive securities at March 31, 2005 and 2004.

                            DSA Financial Corporation

           For the three and nine months ended March 31, 2005 and 2004


4.       Effects of Recent Accounting Pronouncements
         -------------------------------------------

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

                            DSA Financial Corporation

           For the three and nine months ended March 31, 2005 and 2004


4.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------------------

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

         Compensation cost is required to be recognized in the first annual period that begins after December 15, 2005, or July 1, 2006 as to the Corporation. The Corporation currently has no stock option plans or other instruments that are subject to the provisions of SFAS No. 123(R).

                            DSA Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Forward Looking Statements
--------------------------

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

Discussion of Financial Condition Changes from June 30, 2004 to March 31, 2005
------------------------------------------------------------------------------

Assets. Total assets increased $3.4 million, or 4.0%, to $87.1 million at March 31, 2005, from June 30, 2004. The increase in assets resulted from a $12.5 million increase in loans, net to $71.7 million at March 31, 2005 from $59.2 million at June 30, 2004, partially offset by a $6.3 million decrease in interest-bearing deposits in other financial institutions, to $2.6 million at March 31, 2005 from $8.9 million at June 30, 2004 and a $2.4 million decrease in investment securities, to $4.3 million at March 31, 2005 from $6.8 million at June 30, 2004. The decrease in investment securities and interest-bearing deposits resulted from our funding loan originations with proceeds from maturities and excess cash we received in connection with the mutual-to-stock conversion of the M.H.C. and our related stock offering. The increase in loans reflected increases in all loan categories except consumer and other loans. We have opted to retain recently originated fixed-rate one- to four-family residential real estate loans in our portfolio due to our strong capital and cash positions. In addition, we maintain construction loans and nonresidential real estate and land loans in our portfolio because they are originated at favorable rates of interest compared to one-to four-family residential real estate loans and assist us in managing interest rate risk.

Liabilities. Total liabilities decreased $4.4 million, or 5.9%, to $70.1 million at March 31, 2005 from $74.5 million at June 30, 2004. The decrease in liabilities reflects a $4.5 million decrease in deposits, to $63.7 million at March 31, 2005 from $68.2 million at June 30, 2004. The decrease in deposits resulted primarily from the reclassification of stock offering proceeds to stockholders' equity, totaling $7.8 million, partially offset by net deposit inflows of approximately $3.3 million. To a lesser extent, the decrease reflects customers' authorizing direct withdrawals to purchase shares of common stock in connection with the mutual-to-stock conversion and our related stock offering.

Stockholders' Equity. Stockholders' equity increased $7.7 million to $17.0 million at March 31, 2005, reflecting our receipt of net proceeds of approximately $7.2 million in connection with our sale of 848,450 shares of common stock at a price of $10.00 per share, coupled with net earnings of $644,000 and a $47,000 decrease in unrealized losses on securities available for sale, partially offset by dividends paid of $340,000. The completion of the sale of our shares was partially offset by an increase in shares acquired by stock benefit plans to $848,000 at March 31, 2005 from $225,000 at June 30, 2004. This increase resulted from the purchase of Employee Stock Ownership Plan (ESOP) shares that have not yet been allocated.

                            DSA Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

General. Net earnings increased $8,000 to $230,000 for the three months ended March 31, 2005, from $222,000 for the three months ended March 31, 2004. The increase resulted primarily from a $140,000 increase in net interest income, offset by a decrease in gain on sale of loans of $36,000 and a $71,000 increase in general, administrative and other expense. During the three months ended March 31, 2005 and 2004, all significant elements of income or expense arose from our continuing operations.

Interest Income. Interest income was $1.2 million for the three months ended March 31, 2005, an increase of $127,000, or 12.3%, over the three months ended March 31, 2004. With the exception of interest income on loans, there were no material changes in the components of interest income between the periods.

Interest income on loans increased $139,000, or 14.8%, to $1.1 million for the three months ended March 31, 2005 from $942,000 for the three months ended March 31, 2004. The increase was due primarily to a $10.3 million increase in the average balance of loans, partially offset by a decrease of 12 basis points in the average yield, to 6.08% for the three months ended March 31, 2005, from 6.20% for the three months ended March 31, 2004.

Interest Expense. Interest expense decreased $13,000, or 3.6%, to $353,000 for the three months ended March 31, 2005 from $366,000 for the three months ended March 31, 2004. The decrease in interest expense resulted primarily from a $16,000 decrease in interest expense on deposits.

Interest expense on deposits decreased $16,000, or 5.1%, to $299,000 for the three months ended March 31, 2005 from $315,000 for the three months ended March 31, 2004. The decrease was due to a decrease in the average rate paid on deposits to 1.82% for the three months ended March 31, 2005 from 2.00% for the same period in 2004, partially offset by an increase in the average balance of deposits outstanding of $2.5 million, or 4.0%. All deposit categories except passbook accounts experienced a decrease in interest rates. The average balance of money market/NOW accounts increased between periods, while the average balance of passbook accounts and certificates of deposit decreased.

Net Interest Income. The foregoing changes in our interest income and our interest expense resulted in a $140,000, or 21.1%, increase in net interest income to $804,000 for the three months ended March 31, 2005, from $664,000 for the three months ended March 31, 2004. Our interest rate spread increased to 3.76% in the 2005 quarter from 3.40% in the 2004 quarter and our net interest margin increased to 4.00% during the 2005 quarter from 3.58% during the 2004 quarter, while average net interest-earning assets increased to $9.6 million for the three months ended March 31, 2005 from $6.1 million for the three months ended March 31, 2004.

Provision for Losses on Loans. We establish provisions for losses on loans, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. Based on our evaluation of these factors, management made provisions of $18,000 and $6,000 for the three months ended March 31, 2005 and 2004, respectively. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $349,000, or 0.46%, of gross loans outstanding at March 31, 2005, as compared with $336,000, or 0.53%, of gross loans outstanding at June 30, 2004. The level of the allowance is based on estimates, and ultimate losses may vary from the estimates.

                            DSA Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2005 and 2004 (continued)
--------------------------------------------------------------------------------

Provision for Losses on Loans. (continued) Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for losses on loans based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Nonperforming loans totaled $174,000, or 0.23% of total loans at March 31, 2005, compared to $589,000, or 0.93% of total loans at June 30, 2004. The provision for the three months ended March 31, 2005 was predicated primarily upon growth in the overall loan portfolio.

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

Other Income. Other income decreased $24,000, or 19.7%, to $98,000 for the three months ended March 31, 2005 from $122,000 for the three months ended March 31, 2004. A decrease of $36,000 in gain on sale of loans, to $15,000 for the three months ended March 31, 2005, from $51,000 for the three months ended March 31, 2004 was partially offset by a $9,000 increase in gain on sale of real estate acquired through foreclosure for the three-month period ended March 31, 2005. We sold $646,000 of loans during the three months ended March 31, 2005 compared to $4.6 million of such sales during the three months ended March 31, 2004, resulting from our retaining one- to four-family residential loans in our portfolio, as discussed above.

General, Administrative and Other Expense. General, administrative and other expense increased $71,000, or 16.0%, to $515,000 for the three months ended March 31, 2005 from $444,000 for the three months ended March 31, 2004. The increase resulted, in part, due to a $24,000, or 8.6%, increase in employee compensation and benefits expense to $304,000 for the three months ended March 31, 2005 from $280,000 for the three months ended March 31, 2004. This increase resulted primarily from an increase in health insurance premiums, annual salary adjustments effective with the start of the new fiscal year and expense related to the new ESOP plan of approximately $18,000. In addition, other operating expense increased $34,000, or 34.7%, to $132,000 for the three-month period ended March 31, 2005 from $98,000 for the three-month period ended March 31, 2004. The increase resulted from an increase in ATM charges, increased advertising expenditures, and costs associated with becoming a publicly traded company.

Income Taxes. The provision for income taxes increased by $25,000, or 21.9%, to $139,000 for the three months ended March 31, 2005, compared to $114,000 for the three months ended March 31, 2004, due primarily to a $33,000, or 9.8%, increase in pre-tax income and effective tax rates of 37.7% and 33.9%, respectively.


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

General. Net earnings increased $16,000 to $644,000 for the nine months ended March 31, 2005, from $628,000 for the nine months ended March 31, 2004. The increase resulted primarily from a $368,000 increase in net interest income, offset by a $215,000 increase in general, administrative and other expense and a $112,000 decrease in other income. During the nine months ended March 31, 2005 and 2004, all significant elements of income or expense arose from our continuing operations.

                            DSA Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2005 and 2004 (continued)
--------------------------------------------------------------------------------

Interest Income. Interest income was $3.3 million for the nine months ended March 31, 2005, an increase of $168,000, or 5.4%, over the nine months ended
March 31, 2004. The increase in interest income resulted primarily from a $140,000 increase in interest income on loans and a $35,000 increase in interest income on interest-earning deposits and other interest-earning assets.

Interest income on loans increased $140,000, or 4.9%, to $3.0 million for the nine months ended March 31, 2005 from $2.9 million for the nine months ended March 31, 2004. The increase was due to a $4.1 million increase in the average balance of loans, which was partially offset by a 10 basis point decrease in the average yield, to 6.14% for the nine months ended March 31, 2005, from 6.24% for the nine months ended March 31, 2004.

Interest income on interest-earning deposits and other interest-earning assets increased $35,000, or 51.5%, to $103,000 for the nine months ended March 31, 2005 from $68,000 for the nine months ended March 31, 2004. The increase was due to a $1.9 million increase in the average balance of interest-earning deposits and other interest-earning assets, reflecting our receipt of subscription funds to purchase shares of common stock in connection with the mutual-to-stock conversion and our related stock offering. There was an increase of seven basis points in the yield we earned on these assets, to 2.37% for the nine months ended March 31, 2005, from 2.30% for the nine months ended March 31, 2004.

Interest Expense. Interest expense decreased $200,000, or 16.7%, to $1.0 million for the nine months ended March 31, 2005 from $1.2 million for the nine months ended March 31, 2004. The decrease in interest expense resulted from a $188,000 decrease in interest expense on deposits and a $12,000 decrease in interest expense on borrowings.

Interest expense on deposits decreased $188,000, or 18.3%, to $842,000 for the nine months ended March 31, 2005 from $1.0 million for the nine months ended March 31, 2004. The decrease was due to a decrease in the average rate paid on deposits to 1.74% for the nine month period ended March 31, 2005, from 2.16% for the same period in 2004, which was partially offset by a $1.0 million, or 1.6%, increase in the average balance of deposits. All deposit categories experienced a decrease in interest rates. The average balances of passbook accounts and money market/NOW accounts increased between periods, while the average balance of certificates of deposit decreased.

Net Interest Income. The foregoing changes in our interest income and our interest expense resulted in a $368,000, or 19.0%, increase in net interest income to $2.3 million for the nine months ended March 31, 2005, from $1.9 million for the nine months ended March 31, 2004. Our interest rate spread increased to 3.70% for the fiscal 2005 period from 3.23% for the fiscal 2004 period and our net interest margin increased to 3.92% from 3.43%, for those same respective periods, while average net interest-earning assets increased to $8.9 million for the nine months ended March 31, 2005 from $6.3 million for the nine months ended March 31, 2004.

Provision for Losses on Loans. Management made a provision for losses on loans of $30,000 and $18,000 for the nine months ended March 31, 2005 and 2004, respectively. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $349,000, or 0.46%, of gross loans outstanding at March 31, 2005, as compared with $336,000, or 0.53%, of gross loans outstanding at June 30, 2004. The level of the allowance is based on estimates, and ultimate losses may vary from the estimates.

Nonperforming loans totaled $174,000, or 0.23% of total loans at March 31, 2005, compared to $589,000, or 0.93% of total loans at June 30, 2004. The provision for the nine months ended March 31, 2005 was predicated primarily upon growth in the overall loan portfolio.

                            DSA Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2005 and 2004 (continued)
--------------------------------------------------------------------------------

Other Income. Other income decreased $112,000, or 28.9%, to $276,000 for the nine months ended March 31, 2005, from $388,000 for the nine months ended March 31, 2004. The decrease in other income was due to a $150,000 decrease in gain on sale of loans, to $56,000 for the nine months ended March 31, 2005, from $206,000 for the nine months ended March 31, 2004. We sold $2.3 million of loans during the nine months ended March 31, 2005 compared to $12.3 million of such sales during the nine months ended March 31, 2004, resulting from our retaining one- to four-family residential loans in our portfolio, as discussed above.

General, Administrative and Other Expense. General, administrative and other expense increased $215,000, or 16.5%, to $1.5 million for the nine months ended March 31, 2005 from $1.3 million for the nine months ended March 31, 2004. The increase resulted, in part, from a $93,000, or 11.5%, increase in employee compensation and benefits expense, to $902,000 for the nine months ended March 31, 2005 from $809,000 for the nine months ended March 31, 2004. This increase resulted primarily from higher health insurance premiums, the hiring of an additional employee, annual salary adjustments effective with the start of the new fiscal year and expense related to the new ESOP plan of $46,000. In addition, other operating expense increased $81,000, or 26.3%, to $389,000 for the nine months ended March 31, 2005, from $308,000 for the nine months ended March 31, 2004. The increase resulted from higher ATM charges, increased advertising expenditures, and higher costs associated with becoming a publicly traded company.

Income Taxes. The provision for income taxes was $386,000 for the nine months ended March 31, 2005 and $373,000 for the nine months ended March 31, 2004, reflecting effective tax rates of 37.5% and 37.3%, respectively.


ITEM 3   CONTROLS AND PROCEDURES

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

There were no changes in the Corporation's internal controls over financial reporting that have materially affected, or were reasonably likely to materially affect, these controls subsequent to the date of their evaluation by the Corporation's Chief Executive Officer and Chief Financial Officer.

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

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   May 12, 2005                  By:  /s/ Edward L. Fischer
       ---------------                     -------------------------------------
                                           Edward L. Fischer
                                           President and Chief Executive Officer



Date:   May 12, 2005                  By:  /s/ Steven R. Doll
       ---------------                     -------------------------------------
                                           Steven R. Doll
                                           Chief Financial Officer