Form 10KSB
period 2005-06-30
DSA FINANCIAL CORP
filed 2005-09-28
CIK 1282852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________


                        COMMISSION FILE NUMBER: 000-50864

                            DSA FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                                 20-1661802
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


118 WALNUT STREET, LAWRENCEBURG, INDIANA                             47025
----------------------------------------                          ----------
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
2.   YES   X    NO
         -----     -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)       Yes   X   No
                                           -----     -----

        State issuer's revenues for its most recent fiscal year.... $4.9 million

        The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on September 19, 2005 ($11.10) was $13.5 million.

        As of September 29, 2005, there were 1,644,242 shares issued and outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.      Proxy Statement for the 2005 Annual Meeting of Stockholders (Parts I and
        III).
2. Annual Report to Shareholders for the fiscal year ended June 30, 2005 (Parts II and IV).

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

GENERAL

        DSA Financial Corporation was incorporated in March 2004 for the purpose of acting as the holding company parent of Dearborn Savings Association, F.A. following the completion of the mutual-to-stock conversion of Dearborn Mutual Holding Company. The mutual-to-stock conversion was completed July 28, 2004. Accordingly, financial information presented in this document for periods prior to that date is for Dearborn Financial Corporation, the mid-tier stock holding company that was the predecessor to DSA Financial Corporation. Our executive office is located at 118 Walnut Street, Lawrenceburg, Indiana 47025 and our telephone number is (812) 537-0940.

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

        Dearborn Savings Association's business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential, multi-family residential, construction and non-residential real estate and land loans, home equity and consumer loans and in U.S. Government agency and other securities and mortgage-backed securities.

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

        The economy of our primary market area is based on a mixture of service, manufacturing and wholesale/retail trade. Employment is provided by a variety of industries and state and local governments. The diversity of the employment base is evidenced by the many different employers in our market area. The major employers in our market area include Argosy Casino, Aurora Casket Company, Dearborn County Hospital and Joseph A. Seagram & Sons, Inc. Dearborn County also has numerous small business employers. As of July 2005, the unemployment rate in Dearborn County was 5.5%, which was higher than the unemployment rate for the State of Indiana and the United States as a whole which were both 5.2%.

LENDING ACTIVITIES

        We originate one- to four-family residential real estate loans, home equity loans and construction loans. In addition, we originate multi-family residential real estate loans, non-residential real estate and land loans and consumer loans. We retain most of the loans we originate while retaining the servicing rights on the loans sold to Freddie Mac.

        ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. Our primary lending activity is the origination of one- to four-family residential real estate loans. This portfolio totaled $47.4 million, or 58.8% of our total loan portfolio at June 30, 2005. Of this total, $23.1 million, or 48.7%, had fixed rates of interest and $24.3 million, or 51.3%, had adjustable rates of interest. We currently offer conforming and non-conforming fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years. One- to four-family residential mortgage loans are generally underwritten according to Freddie Mac guidelines and loan limits, and loans that conform to such guidelines are referred to as "conforming loans." The maximum conforming loan limit as established by Freddie Mac is currently $359,650 for single-family homes, although the majority of the residential mortgage loans we originate have principal balances between $100,000 and $250,000. We also originate loans that exceed the Freddie Mac limits, referred to as "jumbo loans." Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%.

        We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer term fixed-rate, fixed-term residential mortgage loans or from time to time we may elect to sell all or a portion of such loans in the secondary mortgage market to government sponsored entities, such as Freddie Mac, or other purchasers. From October 2003 through June 2004, we sold substantially all of the longer-term, fixed-rate, one- to four-family residential loans that we had originated. During the fiscal year ended June 30, 2005, we elected to keep considerably all loan production in the portfolio due to our strong capital and cash positions as a result of the second step conversion. To generate fee income and reinforce our commitment to customer service, we retain the servicing rights on the loans we sell. As of June 30, 2005, loans serviced for others totaled $34.2 million.

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

        We require title insurance on most all of our one- to four-family mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We do require a mortgage escrow account from which disbursements are made for real estate taxes and for hazard and flood insurance on all loans that exceed 80% loan-to-value.

        In addition to traditional one- to four-family residential real estate loans, we offer equity lines of credit that are secured by the borrower's primary residence or investment property. The borrower is permitted to draw on the equity line of credit during the first seven years after it is originated and may repay the outstanding balance over a term not to exceed ten years from the date the equity line of credit is originated. Our equity lines of credit are originated with fixed rates of interest for the first three months, and the interest rates adjust with the prime rate of interest after the initial three-month period. Equity lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family loans. Equity lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We appraise the property securing the loan in order to determine the value of the property securing the equity line of credit. At the time we close an equity line of credit, we file a mortgage to perfect our security interest in the underlying collateral. At June 30, 2005, the outstanding balances of equity lines of credit totaled $5.4 million, or 6.7% of our total loan portfolio.

        MULTI-FAMILY RESIDENTIAL REAL ESTATE LENDING. Loans secured by multi-family real estate totaled approximately $3.2 million, or 3.9% of our total loan portfolio, at June 30, 2005. Multi-family residential real estate loans generally are secured by multi-family rental properties. At June 30, 2005, we had ten multi-family residential real estate loans, the largest of which had a principal balance of $824,000. The majority of our multi-family residential real estate loans have adjustable interest rates.

        In underwriting multi-family residential real estate loans, we consider a number of factors, which include the net operating income projected to be generated by the real estate; the age and condition of the collateral; the financial resources and income level of the borrower; and the borrower's experience in owning or managing similar properties. Multi-family mortgage loans are originated in amounts up to 80% of the appraised value of the property securing the loan. Personal guarantees are obtained from multi-family mortgage borrowers.

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

        NON-RESIDENTIAL REAL ESTATE LENDING. We also originate real estate loans secured by first liens on non-residential real estate and land. Our non-residential real estate properties consist of restaurants, office buildings, motels and car washes. We may, from time to time, purchase non-residential real estate loan participations. Almost all of our non-residential real estate loans have initial principal balances less than $1.0 million, although we occasionally originate non-residential real estate loans in excess of that amount up to our current loan-to-one borrower limitation of $2.0 million. Loans secured by non-residential real estate totaled $20.5 million, or 25.5% of our total loan portfolio at June 30, 2005. All of our non-residential real estate loans are secured by properties located in our primary lending area.

        Most of our non-residential real estate loans are written as three-year adjustable-rate mortgages that amortize over 15 to 30 years, although we originate non-residential real estate loans that provide for balloon payments. We also originate non-residential real estate loans that amortize over ten years. In the underwriting of non-residential real estate loans, we generally lend up to 80% of the property's appraised value. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed non-residential real estate loan, we analyze the ratio of the property's projected net cash flow to the loan's debt service requirement (generally requiring a ratio of 115%). In addition, a personal guarantee of the loan is required from the principal(s) of the borrower. We generally require title insurance insuring the priority of our lien. We require fire and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property.

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

        CONSTRUCTION LOANS. We originate construction loans to local home and non-residential builders in our market area, generally with whom we have an established relationship, and to individuals who have a contract with a builder for the construction of their residence. These loans totaled $8.2 million, or 10.1% of our total loan portfolio, at June 30, 2005.

        Our construction loans to home builders are repaid on an interest-only basis for the period of construction, which is generally six months, with interest calculated on the amount disbursed to the builders based upon a percentage of completion of construction. The majority of these loans have a maximum loan-to-value ratio of 80%. Interest rates can be fixed or adjustable during the construction phase of the loan. These loans generally convert to permanent financing after the initial construction period. Loans to builders are made on either a pre-sold or speculative (unsold) basis. Construction loans to individuals who intend to occupy the completed dwelling are converted to permanent financing after the construction phase is completed. These loans are generally originated pursuant to the same policy guidelines regarding loan-to-value ratios and interest rates that are used in connection with loans secured by one- to four-family residential real estate. Prior to making a commitment to fund a construction loan, we require an appraisal of the property from a qualified appraiser approved by us, and all appraisals are reviewed by management.

        Construction lending exposes us to greater credit risk than permanent mortgage financing because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion is inaccurate, the value of the property may be insufficient to assure full repayment. Projects also may be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. We have attempted to minimize these risks by, among other things, limiting our construction lending primarily to residential properties and requiring personal guarantees from the principals of corporate borrowers.

        CONSUMER LOANS. We originate a variety of consumer and other loans, including new and used automobile loans and loans collateralized by savings accounts. As of June 30, 2005, consumer loans totaled $1.4 million, or 1.7% of the total loan portfolio. At June 30, 2005 the largest group of consumer loans consisted of $588,000 of indirect mobile home loans, located primarily in the State of Kentucky, although we discontinued mobile home lending in January 1997. We receive principal and interest payments for these loans, but a third party handles collection activity.

        As of June 30, 2005, automobile loans totaled $393,000, or 0.5% of our total loan portfolio. We originate automobile loans directly to our customers and have no outstanding agreements with automobile dealerships to generate indirect loans.

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

                                                              AT JUNE 30,
                                              --------------------------------------------
                                                      2005                    2004
                                              --------------------    --------------------
                                               AMOUNT     PERCENT      AMOUNT     PERCENT
                                              --------   ---------    --------   ---------
                                                         (DOLLARS IN THOUSANDS)
Residential real estate:
   One- to four-family...................     $ 47,418     58.76%     $ 35,073     55.66%
   Multi-family .........................        3,168      3.93         2,811      4.46
   Construction..........................        8,180     10.14         6,088      9.54
                                              --------                --------
     Total residential real estate
       loans.............................       58,766                  43,892

Nonresidential real estate and land......       20,542     25.46        17,335     27.52

Consumer and other loans.................        1,381      1.71         1,774      2.82
                                              --------   -------      --------   -------

Total loans..............................       80,689    100.00%       63,001    100.00%
                                              ========   =======      ========   =======

Other items:
Deferred loan origination costs..........          25                       11
Undisbursed portion of loans in
   process...............................      (3,973)                  (3,588)
Allowance for loan losses................        (362)                    (336)
                                              --------                --------

Total loans, net.........................     $ 76,379               $ 59,088
                                              ========               ========

        LOAN PORTFOLIO MATURITIES AND YIELDS. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2005. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                                                     MULTI-FAMILY                                  NONRESIDENTIAL REAL
                           ONE- TO FOUR-FAMILY        RESIDENTIAL             CONSTRUCTION           ESTATE AND LAND
                          --------------------    --------------------    --------------------    --------------------
                                      WEIGHTED                WEIGHTED                WEIGHTED                WEIGHTED
                                       AVERAGE                 AVERAGE                 AVERAGE                 AVERAGE
                            AMOUNT      RATE       AMOUNT       RATE        AMOUNT      RATE       AMOUNT       RATE
                          ---------   --------    ---------   --------    ---------   --------    ---------   --------
                                                              (DOLLARS IN THOUSANDS)
Due During the Years
Ending June 30,
---------------
2006...................   $   1,799     5.50%    $      73       6.69%    $     349       6.11%   $   1,249       6.71%
2007 to 2008...........       3,935     5.51           160       6.69           766       6.11        1,324       7.05
2009 to 2010...........       4,422     5.52           184       6.72           864       6.11        2,034       6.90
2011 to 2015...........      10,287     5.61           582       6.74         2,685       6.11        6,498       6.92
2016 to 2025...........      14,923     5.74         1,951       6.80         3,212       6.11        9,437       6.45
2026 and beyond........      12,052     5.75           218       6.33           304       6.12           --         --
                          ---------              ---------                ---------               ----------

     Total.............   $  47,418     5.66%    $   3,168       6.74%    $   8,180       6.11%   $  20,542       6.69%
                          =========              =========                =========               =========

(Continued)

                              CONSUMER AND
                                 OTHER                  TOTAL
                         ---------------------   ---------------------
                                      WEIGHTED                WEIGHTED
                                      AVERAGE                  AVERAGE
                            AMOUNT      RATE        AMOUNT      RATE
                          ---------   --------    ---------   --------
                                      (DOLLARS IN THOUSANDS)
Due During the Years
Ending June 30,
---------------
2006...................   $     239       7.61%  $    3,709       6.12%
2007 to 2008...........         534       7.63        6,719       6.08
2009 to 2010...........         388       8.22        7,892       6.10
2011 to 2015...........         220       8.61       20,272       6.16
2016 to 2025...........          --         --       29,523       6.08
2026 and beyond........          --         --       12,574       5.77
                          ---------              ---------

     Total.............   $   1,381       7.95%  $   80,689       6.05%
                          =========              =========

        The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2005 that are contractually due after June 30, 2006.

                                                        DUE AFTER JUNE 30, 2006
                                                ---------------------------------------
                                                   FIXED      ADJUSTABLE       TOTAL
                                                -----------   -----------   -----------
                                                            (IN THOUSANDS)
One- to four-family.........................    $    22,415   $    23,204   $    45,619
Multi-family residential....................            537         2,558         3,095
Construction................................          1,446         6,385         7,831
Nonresidential real estate and land.........          3,241        16,052        19,293
Consumer and other loans....................            956           186         1,142
                                                -----------   -----------   -----------

         Total loans........................    $    28,595   $    48,385   $    76,980
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

        Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan originations, the mix of fixed- and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Freddie Mac seller/servicer guidelines, and closed on standard Freddie Mac documents. If such loans are sold, the sales are conducted using standard Freddie Mac purchase contracts and master commitments as applicable. All one- to four-family mortgage loans that we have sold to Freddie Mac have been sold on a non-recourse basis, whereby foreclosure losses are the responsibility of the purchaser and not Dearborn Savings Association. We have not sold any participation loans to Freddie Mac, as the loans in which we have participated have exceeded the conforming loan limit as established by Freddie Mac for their purchase of loans from financial institutions.

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

        We require appraisals of real property securing loans. Appraisals are performed by independent appraisers, who are approved by the Board of Directors annually. We require fire and extended coverage insurance in amounts adequate to protect our principal balance. Where appropriate, flood insurance is also required. Private mortgage insurance is generally required for all residential mortgage loans with loan-to-value ratios greater than 80%.

        LOAN ORIGINATION FEES AND COSTS. In addition to interest earned on loans, we also receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. We defer loan origination fees and costs, and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination costs (net of deferred fees) were $25,000 at June 30, 2005.

        To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an amortized cost of $282,000 are included in other assets at June 30, 2005. See also Note A-3 of the Notes to Consolidated Financial Statements.

        LOANS TO ONE BORROWER. At June 30, 2005, our five largest aggregate loan amounts to any one borrower and certain related interests of the borrower (including any unused lines of credit) consisted of secured and unsecured financing of $1.8 million, $1.8 million, $1.6 million, $1.2 million and $1.2 million. As of June 30, 2005, all of these loans were performing in accordance with their terms. See "Supervision and Regulation--Federal Banking Regulation--Loans to One Borrower" for a discussion of applicable regulatory limitations.

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

        LOANS PAST DUE AND NON-PERFORMING ASSETS. Loans are reviewed on a regular basis, and are generally placed on non-accrual status when either principal or interest is 90 days or more past due and when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. In addition, loans may be placed on non-accrual status prior to being 90 days or more past due when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income. At June 30, 2005, we had non-accrual loans of $77,000. Management included approximately $4,000 within the general allowance for loan losses for these loans at June 30, 2005.

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

                                                   LOANS DELINQUENT FOR
                                   ----------------------------------------------------
                                         60-89 DAYS                90 DAYS AND OVER                 TOTAL
                                   ------------------------    ------------------------    ------------------------
                                     NUMBER        AMOUNT        NUMBER        AMOUNT        NUMBER        AMOUNT
                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
At June 30, 2005
----------------
   One- to four-family........             13    $      500             1    $       71            14    $      571
   Multi-family residential...             --            --            --            --            --            --
   Construction...............             --            --            --            --            --            --
   Nonresidential real
     estate and land.......                --            --            --            --            --            --
   Consumer and other.........              1             5             2             6             3            11
                                   ----------    ----------    ----------    ----------    ----------    ----------
     Total....................             14    $      505             3    $       77            17    $      582
                                   ==========    ==========    ==========    ==========    ==========    ==========

At June 30, 2004
----------------
   One- to four-family........              4    $      123            10    $      571            14    $      694
   Multi-family residential...             --            --            --            --            --            --
   Construction...............             --            --            --            --            --            --
   Nonresidential real
     estate and land.......                --            --            --            --            --            --
   Consumer and other.........              3            43             3            18             6            61
                                   ----------    ----------    ----------    ----------    ----------    ----------
     Total....................              7    $      166            13    $      589            20    $      755
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

                                                             AT JUNE 30,
                                                       ------------------------
                                                         2005           2004
                                                       ---------      ---------
                                                         (DOLLARS IN THOUSANDS)

        Non-accrual loans:
           One- to four-family.....................    $      71      $     251
           Multi-family residential................           --             --
           Construction............................           --             --
           Non-residential real estate and land....           --             --
           Consumer and other......................            6             18
                                                       ---------      ---------
             Total non-accrual loans...............           77            269
                                                       ---------      ---------

        Loans 90 days or more delinquent and still
             accruing:
           One- to four-family.....................           --            320
           Multi-family residential................           --             --
           Construction............................           --             --
           Non-residential real estate and land....           --             --
           Consumer and other......................           --             --
                                                       ---------      ---------
             Total loans 90 days or more
               delinquent and still accruing.......           --            320
                                                       ---------      ---------

             Total non-performing loans............           77            589
                                                       ---------      ---------

        Real estate owned:
           One- to four-family.....................           84             --
           Multi-family residential................           --             --
           Construction............................           --             --
           Non-residential real estate and land....           --             --
           Consumer and other......................            3             --
                                                       ---------      ---------
             Total real estate owned...............           87             --
                                                       ---------      ---------

        Total non-performing assets................    $     164      $     589
                                                       =========      =========

        Ratios:
           Non-performing loans to total loans.....         0.10%          0.93%
           Non-performing assets to total assets...         0.18           0.70


        For the years ended June 30, 2005 and 2004, gross interest income that would have been recorded had the non-accrual loans at the end of the period remained on accrual status throughout the period amounted to $4,000 and $12,000, respectively.

        CLASSIFICATION OF ASSETS. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of June 30, 2005, we had $501,000 of assets designated as special mention. This classified assets total includes $1,000 of nonperforming loans.

        When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as deemed prudent by management. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at June 30, 2005, classified assets consisted of substandard assets of $234,000 and no assets classified as doubtful or loss.

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

                                                                  AT OR FOR THE YEARS
                                                                     ENDED JUNE 30,
                                                              ----------------------------
                                                                 2005             2004
                                                              -----------      -----------
                                                                 (DOLLARS IN THOUSANDS)

        Balance at beginning of period....................    $       336      $       314
                                                              -----------      -----------

        Charge-offs:
           One- to four-family............................             --               --
           Multi-family residential.......................             --               --
           Construction...................................             --               --
           Nonresidential real estate and land............             --               --
           Consumer and other loans.......................             27                3
                                                              -----------      -----------
             Total charge-offs............................             27                3

        Recoveries:
           One- to four-family............................             --               --
           Multi-family residential.......................             --               --
           Construction...................................             --               --
           Nonresidential real estate and land............             --               --
           Consumer and other loans.......................             --                1
                                                              -----------      -----------
             Total recoveries.............................             --                1

        Net charge-offs...................................            (27)              (2)
        Provision for loan losses.........................             53               24
                                                              -----------      -----------

        Balance at end of year............................    $       362      $       336
                                                              ===========      ===========

        Ratios:
        Net charge-offs to average loans outstanding......           0.04%              --%
        Allowance for loan losses to non-performing
           loans at end of period.........................         470.13            57.05
        Allowance for loan losses to total loans at
           end of period..............................               0.45             0.53

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

                                                                     AT JUNE 30,
                              -----------------------------------------------------------------------------------------
                                                2005                                         2004
                              --------------------------------------------  -------------------------------------------
                                                             PERCENT OF                                    PERCENT OF
                               ALLOWANCE        LOAN        LOANS IN EACH     ALLOWANCE        LOAN       LOANS IN EACH
                                FOR LOAN     BALANCES BY     CATEGORY TO      FOR LOAN     BALANCES BY     CATEGORY TO
                                 LOSSES       CATEGORY       TOTAL LOANS       LOSSES        CATEGORY      TOTAL LOANS
                              -----------    -----------    --------------  -----------    -----------    -------------
                                                                (DOLLARS IN THOUSANDS)
One- to four-family........   $       102    $    47,418            58.76%  $        78    $    35,073           55.66%
Multi-family residential...            16          3,168             3.93            12          2,811            4.46
Construction...............            17          8,180            10.14            10          6,008            9.54
Nonresidential real estate
   and land................           173         20,542            25.46           154         17,335           27.52
Consumer and other.........            54          1,381             1.71            82          1,774            2.82
                              -----------    -----------    --------------  -----------    -----------    -------------

   Total...................   $       362    $    80,689           100.00%  $       336    $    63,001          100.00%
                              ===========    ===========    ==============  ===========    ===========    =============

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

        GOVERNMENT SECURITIES. At June 30, 2005, we held U.S. Government agency obligations classified as available-for-sale, with a fair value of $3.5 million. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

        MORTGAGE-BACKED SECURITIES. We invest in mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense; lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; and increase liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae and Freddie Mac. At June 30, 2005, we held mortgage-backed securities classified as available for sale with a fair value of $835,000. All of such mortgage-backed securities were CMOs. We held no "pass-through" mortgage-backed securities at June 30, 2005.

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

        At June 30, 2005, all of our mortgage-backed securities portfolio was invested in CMOs backed by Fannie Mae and Freddie Mac. CMOs are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into "tranches" or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime interest rate caps, prepayment risk, and interest rates.

        AVAILABLE FOR SALE PORTFOLIO. The following table sets forth the composition of our available for sale portfolio at the dates indicated.

                                                           AT JUNE 30,
                                         --------------------------------------------------
                                                   2005                       2004
                                         -----------------------    -----------------------
                                          AMORTIZED                  AMORTIZED
                                            COST      FAIR VALUE       COST      FAIR VALUE
                                         ----------   ----------    ----------   ----------
                                                          (IN THOUSANDS)
INVESTMENT SECURITIES:
   U.S. Government agency
     securities.....................     $    3,494   $    3,452    $    5,500   $    5,369
   Corporate equity securities......             44          199            --           --
   Municipal obligations............            404          407           414          404
   Asset management funds...........            500          492         1,000          990
                                         ----------   ----------    ----------   ----------

   Total investment securities
     available for sale.............          4,442        4,550         6,914        6,763
                                         ----------   ----------    ----------   ----------

MORTGAGE-BACKED SECURITIES:
   CMOs:
     Fannie Mae.....................            669          654         1,134        1,091
     Freddie Mac....................            183          181           390          393
                                         ----------   ----------    ----------   ----------

   Total mortgage-backed securities
     available for sale.............            852          835         1,524        1,484
                                         ----------   ----------    ----------   ----------

   Total securities available
     for sale.......................     $    5,294   $    5,385    $    8,438   $    8,247
                                         ==========   ==========    ==========   ==========

        PORTFOLIO MATURITIES AND YIELDS. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at June 30, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

                                                               MORE THAN ONE YEAR    MORE THAN FIVE YEARS
                                       ONE YEAR OR LESS        THROUGH FIVE YEARS      THROUGH TEN YEARS       MORE THAN TEN YEARS
                                    ----------------------   ----------------------  ----------------------  ----------------------
                                                 WEIGHTED                 WEIGHTED                WEIGHTED                 WEIGHTED
                                    AMORTIZED     AVERAGE    AMORTIZED     AVERAGE   AMORTIZED     AVERAGE   AMORTIZED      AVERAGE
                                      COST         YIELD       COST         YIELD      COST         YIELD       COST         YIELD
                                    ---------    ---------   ---------    ---------  ---------    ---------  ---------    ---------
                                                                         (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE:

MORTGAGE-BACKED SECURITIES:
CMOs:
   Fannie Mae..................     $      70        3.42%   $     153        3.42%  $      90        3.42%  $     356        3.42%
   Freddie Mac.................            59        3.84          124        3.84          --          --          --          --
                                    ---------    ---------   ---------    ---------  ---------    ---------  ---------    ---------
     Total.....................     $     129        3.61%   $     277        3.61%  $      90        3.42%  $     356        3.42%
                                    ---------    ---------   ---------    ---------  ---------    ---------  ---------    ---------

INVESTMENT SECURITIES:
U.S. Government agency
   securities..................     $      --          --%   $   1,494        3.04%  $      --          --%  $   2,000        3.50%
Corporate equity securities....            44        6.00           --          --          --          --          --          --
Municipal obligation...........            10        5.20           47        5.46          75        5.91         272        3.75
Asset management funds.........           500        3.87           --          --          --          --          --          --
                                    ---------    ---------   ---------    ---------  ---------    ---------  ---------    ---------

     Total.....................     $     554        3.59%   $   1,541        3.11%  $      75       5.91%   $   2,272        3.53%
                                    ---------    ---------   ---------    ---------  ---------    ---------  ---------    ---------

   Total debt securities
     available for sale........     $     683                $   1,818               $     165               $   2,628
                                    =========                =========               =========               =========

(Continued)

                                              TOTAL SECURITIES
                                   -----------------------------------
                                                              WEIGHTED
                                    AMORTIZED                  AVERAGE
                                       COST      FAIR VALUE     YIELD
                                    ---------    ----------   --------

AVAILABLE FOR SALE:

MORTGAGE-BACKED SECURITIES:
CMOs:
   Fannie Mae..................     $     669    $      654      3.42%
   Freddie Mac.................           183           181      3.82
                                    ---------    ----------   --------
     Total.....................     $     852    $      835      3.51%
                                    ---------    ----------   --------

INVESTMENT SECURITIES:
U.S. Government agency
   securities..................     $   3,494   $     3,452      3.30%
Corporate equity securities....            44           199      6.00
Municipal obligation...........           404           407      4.39
Asset management funds.........           500           492      3.87
                                    ---------    ----------   --------
     Total.....................     $   4,442   $     4,550      3.49%
                                    ---------    ----------   --------

   Total debt securities
     available for sale........     $   5,294   $     5,385
                                    =========   ===========

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

        The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                              AT JUNE 30,
                                   ----------------------------------------------------------------
                                                 2005                             2004
                                   -------------------------------  -------------------------------
                                                          WEIGHTED                         WEIGHTED
                                                          AVERAGE                          AVERAGE
                                    BALANCE     PERCENT     RATE     BALANCE     PERCENT     RATE
                                   ---------   --------   --------  ---------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
     DEPOSIT TYPE:
     Passbook accounts........     $  17,094      25.56%     1.78%  $  25,774      37.79%    0.91%
     Money market deposits....         3,304       4.94      0.93       3,913       5.74     0.77
     NOW deposits.............         6,090       9.10      0.40       5,248       7.69     0.38
                                   ---------   --------             ---------   --------
        Total transaction
          accounts............        26,488      39.60      1.36      34,935      51.22     0.81

     Certificates of deposit..        40,403      60.40      3.03      33,268      48.78     2.46
                                   ---------   --------             ---------  --------

        Total deposits........     $  66,891     100.00%     2.37%  $  68,203     100.00%    1.62%
                                   =========   ========             =========  ========

        The following table sets forth, by interest rate ranges, information concerning certificates of deposit at the dates indicated.

                                                              AT JUNE 30, 2005
                             --------------------------------------------------------------------------------
                                                             PERIOD TO MATURITY
                             --------------------------------------------------------------------------------
                              LESS THAN    ONE TO TWO      TWO TO       MORE THAN                  PERCENT OF
                               ONE YEAR       YEARS      THREE YEARS   THREE YEARS      TOTAL        TOTAL
                             -----------   -----------   -----------   -----------   -----------   ----------
                                                         (DOLLARS IN THOUSANDS)
     INTEREST RATE RANGE:
        2.00% and below....  $     6,550   $        30   $        --   $        10   $     6,590        16.31%
        2.01% to 3.00%.....       12,037         1,897           177            --        14,111        34.93%
        3.01% to 4.00%.....        8,779         3,837         2,127           948        15,691        38.83%
        4.01% to 5.00%.....          280         2,937           145           331         3,693         9.14%
        5.01% and above....           14           194            --           110           318         0.79%
                             -----------   -----------   -----------   -----------   -----------   ----------

        Total..............  $    27,660   $     8,895   $     2,449   $     1,399   $    40,403       100.00%
                             ===========   ===========   ===========   ===========   ===========   ==========

        As of June 30, 2005, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $14.6 million, the majority of which were retail deposits. The following table sets forth the maturity of those certificates as of June 30, 2005.

                                                             AT
                                                       JUNE 30, 2005
                                                      ---------------
                                                       (IN THOUSANDS)

        Three months or less.....................         $    2,118
        Over three months through six months.....              2,098
        Over six months through one year.........              4,135
        Over one year to three years.............              5,796
        Over three years.........................                416
                                                         -----------

        Total....................................        $    14,563
                                                         ===========

        BORROWINGS. Our borrowings consist solely of advances from the Federal Home Loan Bank of Indianapolis. At June 30, 2005, we had access to additional Federal Home Loan Bank advances of up to $44.1 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

                                                     AT OR FOR THE YEARS
                                                        ENDED JUNE 30,
                                                 ----------------------------
                                                     2005             2004
                                                 ------------    ------------
                                                      (DOLLARS IN THOUSANDS)

        Balance at end of period                 $      7,000    $      5,000
        Average balance during period            $      5,380    $      5,295
        Maximum outstanding at any month end     $      7,000    $      7,000
        Weighted average interest rate at end
           of period                                     4.56%           4.05%
        Average interest rate during period              4.31%           4.19%

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

        As of June 30, 2005, the most recent date for which data is available, Dearborn Savings Association had deposits of $68.5 million in Dearborn County. These deposits represented 8.6% of all bank and thrift deposits in Dearborn County as of that date, making Dearborn Savings Association the fifth largest financial institution out of nine financial institutions in terms of deposits in the county.

LEGAL PROCEEDINGS

        We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

PERSONNEL

        As of June 30, 2005, we had 16 full-time employees and three part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

        TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Dearborn Savings Association failed to meet certain thrift asset and definitional tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should Dearborn Savings Association make certain distributions from its tax bad debt reserve or cease to maintain a bank charter. At June 30, 2005, Dearborn Savings Association's total federal pre-1988 reserve was approximately $1.2 million. This reserve reflects the cumulative effects of federal tax deductions by Dearborn Savings Association for which no federal income tax provision has been made.

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

        NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding five taxable years (for losses incurred in 2001 and 2002) and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At June 30, 2005, Dearborn Savings Association had no net operating loss carryforwards for federal income tax purposes.

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

        At June 30, 2005, Dearborn Savings Association's capital exceeded all applicable requirements.

        LOANS TO ONE BORROWER. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2005, Dearborn Savings Association was in compliance with the loans-to-one-borrower limitations.

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

        A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At June 30, 2005, Dearborn Savings Association maintained approximately 68.09% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

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

        At June 30, 2005, Dearborn Savings Association met the criteria for being considered "well-capitalized."

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

        FEDERAL HOME LOAN BANK SYSTEM. Dearborn Savings Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of The Federal Home Loan Bank of Indianapolis, Dearborn Savings Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2005, Dearborn Savings Association was in compliance with this requirement.

FEDERAL RESERVE SYSTEM

        Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2005, Dearborn Savings Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

EXECUTIVE OFFICERS OF THE COMPANY

        Listed below is information, as of June 30, 2005, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name                    Age    Position and Term
----                    ---    -----------------

Edward L. Fischer       53     President, Chief Executive Officer and Director
Thomas J. Sicking       65     Vice President
Steven R. Doll          53     Vice President and Chief Financial Officer
Delmar C. Schiferl      44     Vice President/Director of Lending

ITEM 2.    PROPERTIES

        The following table provides certain information with respect to our offices as of June 30, 2005:

                                                                             NET BOOK VALUE
          LOCATION              LEASED OR OWNED         YEAR ACQUIRED       OF REAL PROPERTY
          --------              ---------------         -------------       ----------------
Main Office                          Owned                   1961                $62,000
118 Walnut Street
Lawrenceburg, IN 47025

Branch Office                        Owned                   1992               $335,000
141 Ridge Avenue
Greendale, IN 47025

Land - Future Office                 Owned              2004 and 2005          $1,125,000
583 & 595 W. Eads Pkwy
Lawrenceburg, IN 47025

        The net book value of our premises, land and equipment was approximately $1.6 million at June 30, 2005.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At June 30, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

        (a) The information required by this item in incorporated by reference to our Annual Report to Stockholders.

        (b)     Not applicable

        (c) There were no issuer purchases of equity securities during the fourth quarter of the 2005 fiscal year:

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

ITEM 7.    FINANCIAL STATEMENTS

        (a)(1)  FINANCIAL STATEMENTS

        The following financial statements are incorporated by reference to our Annual Report to Shareholders:

                o       Report of Independent Registered Public Accounting Firm
                o Consolidated Statements of Financial Condition at June 30, 2005 and 2004
                o Consolidated Statements of Earnings for the Years Ended June 30, 2005 and 2004
                o Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2005 and 2004
                o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2005 and 2004
                o Consolidated Statements of Cash Flows for the Years Ended Years Ended June 30, 2005 and 2004
                o       Notes to Consolidated Financial Statements.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

        (b)     Changes in internal controls.

        There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                     PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

        The exhibits filed as a part of this Form 10-KSB are as follows:

        3.1     Certificate of Incorporation*
        3.2     Bylaws*
        4       Form of Common Stock Certificate*
        10.1    Form of Employment Agreement*
        10.2    Form of Severance Agreement*
        10.3    Executive Supplemental Retirement Income Agreement*
        10.4    Dearborn Financial Corporation 2003 Recognition and Retention
                Plan*
        10.5    Directors' Emeritus Plan*
        10.6    Form of Directors' Deferred Compensation Agreement*
        13      Portions of Annual Report to Shareholders
        21      Subsidiaries of the Registrant
        31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1    Certification of Chief Executive Officer and Chief Financial
                Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002

        -----------------------
        * Incorporated by Reference from the Registration Statement on Form SB-2 of DSA Financial Corporation (File No. 333-113538), as amended, initially filed with the U.S. Securities and Exchange Commission on March 12, 2004.

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

                                           DSA FINANCIAL CORPORATION


Date: September 23, 2005                   By: /s/ Edward L. Fischer
                                              ----------------------------------
                                              Edward L. Fischer, President and
                                              Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Edward L. Fischer                  By: /s/ Robert P. Sonntag
   ----------------------------------         ----------------------------------
   Edward L. Fischer, President,              Robert P. Sonntag
     Chief Executive Officer and              Chairman of the Board
     Director
    (Principal Executive Officer)

Date: September 23, 2005                   Date: September 23, 2005


By: /s/ Steven R. Doll                     By: /s/ Ronald J. Denney
   ----------------------------------         ----------------------------------
   Steven R. Doll, Chief Financial            Ronald J. Denney
     Officer                                  Director
    (Principal Financial and
     Accounting Officer)


Date: September 23, 2005                   Date: September 23, 2005


By: /s/ David P. Lorey                     By: /s/ Richard Meador, III
   ----------------------------------         ----------------------------------
   David P. Lorey                             Richard Meador, III
   Director                                   Director


Date: September 23, 2005                   Date: September 23, 2005


By: /s/ Dennis Richter
   ----------------------------------
     Dennis Richter
     Director


Date: September 23, 2005