Form 10QSB
period 2005-09-30
DSA FINANCIAL CORP
filed 2005-11-14
CIK 1282852

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2005
                                ------------------------------------------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.   0-50864
                    ---------


                            DSA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       20-1661802
----------------------------------            ----------------------------------
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

Yes [X]         No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]         No  [X]

As of November 9, 2005, the latest practicable date, 1,644,242 shares of the registrant's common stock, $.01 par value, were issued and outstanding.


                                    1 of 15

                                      INDEX

                                                                          Page
                                                                          ----

PART I   -      FINANCIAL INFORMATION

                Consolidated Statements of Financial Condition              3

                Consolidated Statements of Earnings                         4

                Consolidated Statements of Comprehensive Income             5

                Consolidated Statements of Cash Flows                       6

                Notes to Consolidated Financial Statements                  8

                Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                               10

                Quantitative and Qualitative Disclosures
                About Market Risk                                          12

                Controls and Procedures                                    13

PART II  -      OTHER INFORMATION                                          14

SIGNATURES                                                                 15




                                    2 of 15

                                                DSA FINANCIAL CORPORATION

                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                            (In thousands, except share data)


                                                                                      SEPTEMBER 30,            JUNE 30,
         ASSETS                                                                                2005                2005
                                                                                        (Unaudited)
Cash and due from banks                                                                    $  1,426            $  3,058
Interest-bearing deposits in other financial institutions                                     1,600                 985
                                                                                           --------            --------
         Cash and cash equivalents                                                            3,026               4,043

Certificates of deposit in other financial institutions                                          31                 829
Investment securities designated as available for sale - at market                            4,509               4,550
Mortgage-backed securities designated as available for sale - at market                         690                 835
Loans receivable - net                                                                       78,128              76,379
Real estate acquired through foreclosure                                                         60                  87
Office premises and equipment - at depreciated cost                                           1,620               1,635
Stock in Federal Home Loan Bank - at cost                                                     1,151               1,150
Accrued interest receivable on loans                                                            335                 337
Accrued interest receivable on investments                                                       44                  27
Cash surrender value of life insurance                                                        2,765               1,869
Prepaid expenses and other assets                                                               450                 543
Prepaid income taxes                                                                              -                 104
Deferred income taxes                                                                           159                 141
                                                                                           --------            --------

         Total assets                                                                      $ 92,968            $ 92,529
                                                                                           ========            ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 67,362            $ 66,891
Borrowings from the Federal Home Loan Bank                                                    7,000               7,000
Advances by borrowers for taxes and insurance                                                   299                 208
Accounts payable on mortgage loans serviced for others                                           64                  67
Accrued interest payable                                                                         17                  16
Other liabilities                                                                             1,152               1,114
                                                                                           --------            --------
         Total liabilities                                                                   75,894              75,296

Stockholders' equity
  Preferred stock - 1,000,000 shares of $0.01 par value authorized; no shares issued              -                   -
  Common stock - 5,000,000 shares of $0.01 par value authorized; 1,644,242 shares
    issued and outstanding                                                                       16                  16
  Additional paid-in capital                                                                 10,284              10,284
  Retained earnings, restricted                                                               7,526               7,660
  Accumulated comprehensive income, net of related tax effects                                   28                  53
  Shares acquired by stock benefit plans                                                       (780)               (780)
                                                                                           --------            --------
         Total stockholders' equity                                                          17,074              17,233
                                                                                           --------            --------

         Total liabilities and stockholders' equity                                        $ 92,968            $ 92,529
                                                                                           ========            ========


                                                        3 of 15

                                  DSA FINANCIAL CORPORATION

                             CONSOLIDATED STATEMENTS OF EARNINGS

                           For the three months ended September 30,
                                         (Unaudited)
                            (In thousands, except per share data)


                                                                    2005                2004
Interest income
  Loans                                                           $1,182              $  943
  Mortgage-backed securities                                           7                  12
  Investment securities                                               38                  62
  Interest-bearing deposits and other                                 42                  41
                                                                  ------              ------
         Total interest income                                     1,269               1,058

Interest expense
  Deposits                                                           424                 274
  Borrowings                                                          82                  52
                                                                  ------              ------
         Total interest expense                                      506                 326
                                                                  ------              ------

         Net interest income                                         763                 732

Provision for losses on loans                                          7                   6
                                                                  ------              ------

         Net interest income after provision
           for losses on loans                                       756                 726

Other income
  Gain on sale of loans                                               11                  27
  Loss on sale of investment securities                                -                  (2)
  Loss on sale of real estate acquired through foreclosure            (3)                  -
  Cash surrender value of life insurance                              20                  20
  Other operating                                                     57                  50
                                                                  ------              ------
         Total other income                                           85                  95

General, administrative and other expense
  Employee compensation and benefits                                 325                 303
  Occupancy and equipment                                             38                  41
  Data processing                                                     34                  32
  Other operating                                                    134                 115
                                                                  ------              ------
         Total general, administrative and other expense             531                 491
                                                                  ------              ------

         Earnings before income taxes                                310                 330
Income taxes
  Current                                                            114                 144
  Deferred                                                             1                 (22)
                                                                  ------              ------
         Total income taxes                                          115                 122
                                                                  ------              ------

         NET EARNINGS                                             $  195              $  208
                                                                  ======              ======

         EARNINGS PER SHARE
           Basic and diluted                                      $ 0.12              $ 0.13
                                                                  ======              ======


                                           4 of 15

                                  DSA FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                           For the three months ended September 30,
                                         (Unaudited)
                                        (In thousands)


                                                                    2005                2004
Net earnings                                                        $195                $208

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the
    period, net of taxes (benefits) of $(18) and $67 during          (25)                 91
    the respective periods

  Reclassification adjustment for realized losses included
    in earnings, net of tax benefits of $1 in fiscal 2004              -                   1
                                                                    ----                ----

Comprehensive income                                                $170                $300
                                                                    ====                ====

Accumulated comprehensive income (loss)                             $ 28                $(34)
                                                                    ====                ====


                                           5 of 15

                                                DSA FINANCIAL CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the three months ended September 30,
                                                       (Unaudited)
                                                     (In thousands)

                                                                                               2005                2004
Cash flows from operating activities:
  Net earnings for the period                                                               $   195             $   208
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                           (3)                 (5)
    Amortization of deferred loan origination fees                                               (1)                (13)
    Amortization of mortgage servicing rights                                                    11                   7
    Provision for losses on loans                                                                 7                   6
    Depreciation and amortization                                                                22                  25
    Loss on sale of real estate acquired through foreclosure                                      3                   -
    Loss on sale of investment securities
      designated as available for sale                                                            -                   2
    Origination of loans for sale in the secondary market                                      (532)               (837)
    Proceeds from sale of loans in the secondary market                                         539                 960
    Gain on sale of loans                                                                        (7)                (19)
    Federal Home Loan Bank stock dividends                                                       (1)                (12)
    Increase in cash surrender value of life insurance                                          (20)                (20)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        2                 (46)
      Accrued interest receivable on investments                                                (17)                (37)
      Prepaid expenses and other assets                                                          82                 162
      Accounts payable on mortgage loans serviced for others                                     (3)                 (7)
      Accrued interest payable                                                                    1                   -
      Other liabilities                                                                          27                 309
       Income taxes
        Current                                                                                 115                 127
        Deferred                                                                                  1                 (22)
                                                                                            -------             -------
         Net cash provided by operating activities                                              421                 788

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                              -                (492)
  Proceeds from sale of investment securities designated as available
    for sale                                                                                      -                 498
  Proceeds from maturity and principal repayments of investment securities                        -                 500
  Principal repayments on mortgage-backed securities                                            143                 201
  Principal repayments on loans                                                               6,181               6,883
  Loan disbursements                                                                         (7,959)             (8,554)
  Loans purchased                                                                                 -                (582)
  Purchase of office premises and equipment                                                      (7)                 (4)
  (Increase) decrease in certificates of deposit in other financial institutions                800                (582)
  Purchase of life insurance                                                                   (900)                  -
  Redemption of cash surrender value of life insurance                                           24                   -
  Proceeds from sale of real estate acquired through foreclosure                                 51                   -
  Improvements to real estate acquired through foreclosure                                       (4)                (20)
                                                                                            -------             -------
         Net cash used in investing activities                                               (1,671)             (2,132)
                                                                                            -------             -------

         Net cash used in operating and investing activities
           (balance carried forward)                                                         (1,250)             (1,344)
                                                                                            -------             -------


                                           6 of 15

                                          DSA FINANCIAL CORPORATION

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                  For the three months ended September 30,
                                                 (Unaudited)
                                               (In thousands)


                                                                                   2005                2004
         Net cash used in operating and investing activities
           (balance brought forward)                                            $(1,250)           $ (1,344)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                       471             (10,339)
  Advances by borrowers for taxes and insurance                                      91                  49
  Proceeds from issuance of common stock                                              -               7,222
  Dividends paid on common stock                                                   (329)                  -
                                                                                -------            --------
         Net cash provided by (used in) financing activities                        233              (3,068)
                                                                                -------            --------

Net decrease in cash and cash equivalents                                        (1,017)             (4,412)

Cash and cash equivalents at beginning of period                                  4,043              10,564
                                                                                -------            --------

Cash and cash equivalents at end of period                                      $ 3,026            $  6,152
                                                                                =======            ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                                $     -            $     23
                                                                                =======            ========

    Interest on deposits and borrowings                                         $   505            $    334
                                                                                =======            ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                        $   (25)           $     91
                                                                                =======            ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                $     4            $      8
                                                                                =======            ========

  Transfers from loans to real estate acquired through foreclosure              $    60            $      -
                                                                                =======            ========

  Loans originated upon sale of real estate acquired through foreclosure        $    37            $      -
                                                                                =======            ========


                                                  7 of 15

                            DSA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2005 and 2004


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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended June 30, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and the Association. All intercompany transactions and balances have been eliminated.

3.      EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less unallocated ESOP shares. Weighted-average common shares deemed outstanding totaled 1,584,112 and 1,576,366 for the three-month periods ended September 30, 2005 and 2004, respectively. Weighted-average common shares outstanding for the three months ended September 30, 2004 have been restated for the effects of the Corporation's reorganization and related stock offering.

The Corporation had no dilutive or potentially dilutive securities at September 30, 2005 and 2004.


                                    8 of 15

                            DSA FINANCIAL CORPORATION

             For the three months ended September 30, 2005 and 2004


4.      EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123 (R) "Share-Based Payment", requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

Initially, the cost of employee services received in exchange for an award of liability instruments will be measured based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Excess tax benefits, as defined by SFAS 123(R) will be recognized as an addition to additional paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in additional paid-in capital to which it can be offset.

Compensation cost is required to be recognized in the first annual period that begins after December 15, 2005, or July 1, 2006 as to the Corporation. The Corporation currently has no stock option plans or other instruments that are subject to the provisions of SFAS No. 123(R). However, management has submitted a stock option plan to stockholders for a vote at the annual meeting in November 2005. If the plan is approved by the stockholders, the Corporation will be required to expense stock option grants under the plan pursuant to SFAS No. 123(R).


                                    9 of 15

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2005 TO SEPTEMBER 30,
2005

ASSETS. Total assets increased $439,000, or 0.5%, to $93.0 million at September 30, 2005, from June 30, 2005. The increase in assets resulted from a $1.7 million increase in loans, net to $78.1 million at September 30, 2005 from $76.4 million at June 30, 2005, partially offset by a $1.0 million decrease in cash and cash equivalents, to $3.0 million at September 30, 2005 from $4.0 million at June 30, 2005 and a $798,000 decrease in certificates of deposit in other financial institutions, to $31,000 at September 30, 2005 from $829,000 at June 30, 2005. The decrease in certificates of deposit and interest-bearing deposits resulted from our funding loan originations with proceeds from maturities of $798,000 and cash invested in overnight funds. The increase in loans reflected increases in one- to four-family, construction and nonresidential real estate and land loans. We have opted to retain a majority of our recently originated fixed-rate one- to four-family residential real estate loans in our portfolio due to our strong capital position. In addition, we maintain construction loans, nonresidential real estate and land loans in our portfolio because they are originated at favorable rates of interest compared to one-to four-family residential real estate loans and assist us in managing interest rate risk.

LIABILITIES. Total liabilities increased $598,000, or 0.8%, to $75.9 million at September 30, 2005 from $75.3 million at June 30, 2005. The increase in liabilities primarily reflects a $471,000, or 0.7%, increase in deposits, to $67.4 million at September 30, 2005 from $66.9 million at June 30, 2005. The increase in deposits resulted primarily from an increase of $2.0 million in certificates of deposit, as customers took advantage of higher rates on time deposits, partially offset by decreases in passbook and demand accounts.

STOCKHOLDERS' EQUITY. Stockholders' equity decreased $159,000 to $17.1 million at September 30, 2005, reflecting a $25,000 increase in unrealized losses on securities available for sale coupled with dividends paid of $329,000, partially offset by net earnings of $195,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

GENERAL. Net earnings decreased $13,000, or 6.3%, to $195,000 for the three months ended September 30, 2005, from $208,000 for the three months ended September 30, 2004. The decrease resulted primarily from a decrease in gain on sale of loans of $16,000 and a $40,000 increase in general, administrative and other expense, partially offset by a $31,000 increase in net interest income. During the three months ended September 30, 2005 and 2004, all significant elements of income or expense arose from our continuing operations.


                                    10 of 15

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 (continued)

INTEREST INCOME. Interest income was $1.3 million for the three months ended September 30, 2005, an increase of $211,000, or 19.9%, over $1.1 million for the three months ended September 30, 2004. Material changes occurred in interest income on loans and to a lesser extent in interest income on investment securities.

Interest income on loans increased $239,000, or 25.3%, to $1.2 million for the three months ended September 30, 2005 from $943,000 for the three months ended September 30, 2004. The increase was due primarily to a $16.2 million, or 26.7%, increase in the average balance of loans outstanding, partially offset by a decrease of seven basis points in the average yield, to 6.15% for the three months ended September 30, 2005, from 6.22% for the three months ended September 30, 2004.

Interest income on investment securities decreased by $24,000, or 38.7%, due primarily to a $2.8 million, or 38.7%, decrease in the average outstanding balance.

INTEREST EXPENSE. Interest expense increased $180,000, or 55.2%, to $506,000 for the three months ended September 30, 2005 from $326,000 for the three months ended September 30, 2004. The increase in interest expense resulted from a $150,000 increase in interest expense on deposits and a $30,000 increase in interest expense on borrowed money.

Interest expense on deposits increased $150,000, or 54.7%, to $424,000 for the three months ended September 30, 2005 from $274,000 for the three months ended September 30, 2004. The increase was due to an increase in the average rate paid on deposits to 2.42% for the three months ended September 30, 2005 from 1.69% for the same period in 2004, and an increase in the average balance of deposits outstanding of $5.4 million, or 8.3%. The single most contributing factor were the changes in certificates of deposit. The average balance increased $9.3 million, or 29.0%, and the average rate paid increased 80 basis points, to 3.24% for the three months ended September 30, 2005 from 2.44% for the three months ended September 30, 2004. The average balance of passbook accounts decreased by $4.2 million, or 20.5%, while the average cost of passbook accounts increased by 57 basis points to 1.77% for the period.

Interest expense on borrowings increased $30,000, or 57.7%, to $82,000 for the three months ended September 30, 2005 from $52,000 for the three months ended September 30, 2004. The increase was due to an increase in the average rate paid on borrowings to 4.68% for the three months ended September 30, 2005 from 4.15% for the same period in 2004, and an increase in the average balance of borrowings outstanding of $2.0 million, or 39.7%.

NET INTEREST INCOME. The foregoing changes in our interest income and our interest expense resulted in a $31,000, or 4.2%, increase in net interest income, to $763,000 for the three months ended September 30, 2005, from $732,000 for the three months ended September 30, 2004. Our interest rate spread decreased to 3.25% in the 2005 quarter from 3.57% in the 2004 quarter and our net interest margin decreased to 3.53% during the 2005 quarter from 3.76% during the 2004 quarter, while average net interest-earning assets increased to $9.3 million for the three months ended September 30, 2005 from $8.1 million for the three months ended September 30, 2004.

PROVISION FOR LOSSES ON LOANS. We establish provisions for losses on loans, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. Management made provisions of $7,000 and $6,000 for the three months ended September 30, 2005 and 2004, respectively. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $360,000, or 0.43%, of gross loans outstanding at September 30, 2005, as compared with $362,000, or 0.45%, of gross loans outstanding at June 30, 2005. The level of the allowance is based on estimates, and ultimate losses may vary from the estimates.


                                    11 of 15

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 (continued)

PROVISION FOR LOSSES ON LOANS (CONTINUED). Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for losses on loans based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Nonperforming loans totaled $296,000, or 0.38% of total loans at September 30, 2005, compared to $77,000, or 0.10% of total loans at June 30, 2005. The provision for the three months ended September 30, 2005 was predicated primarily upon growth in the overall loan portfolio.

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

OTHER INCOME. Other income decreased $10,000, or 10.5%, to $85,000 for the three months ended September 30, 2005 from $95,000 for the three months ended September 30, 2004. A decrease of $16,000 in gain on sale of loans, to $11,000 for the three months ended September 30, 2005, from $27,000 for the three months ended September 30, 2004, was partially offset by a $7,000 increase in other operating income for the three-month period ended September 30, 2005. We sold $532,000 of loans during the three months ended September 30, 2005 compared to $941,000 of such sales during the three months ended September 30, 2004, resulting from our retaining one- to four-family residential loans in our portfolio during the current period, as discussed above.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense increased $40,000, or 8.1%, to $531,000 for the three months ended September 30, 2005 from $491,000 for the three months ended September 30, 2004. The increase resulted, in part, due to a $22,000, or 7.3%, increase in employee compensation and benefits expense, to $325,000 for the three months ended September 30, 2005 from $303,000 for the three months ended September 30, 2004. This increase resulted primarily from an increase in health insurance premiums and a $9,000 increase in expense related to the ESOP plan. In addition, other operating expense increased $19,000, or 16.5%, to $134,000 for the three-month period ended September 30, 2005 from $115,000 for the three-month period ended September 30, 2004. The increase resulted from an increase in ATM charges, increased advertising expenditures, legal fees, and costs associated with becoming a publicly traded company.

INCOME TAXES. The provision for income taxes was $115,000 for the three months ended September 30, 2005 and $122,000 for the three months ended September 30, 2004, reflecting effective tax rates of 37.1% and 37.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation has entered into a contract with a builder providing for the construction of a new headquarters for DSA Financial Corporation. The building will be constructed on land previously acquired in Lawrenceburg, Indiana at the intersection of U.S. Route 50 and Indiana Route 48. Management currently expects to occupy approximately seventy percent of the building and lease the remainder. The space occupied by the Corporation will include full service banking facilities, as well as administrative offices. Construction is expected to begin in December 2005 and conclude by July 2006. Management has estimated costs of construction, equipment and furnishings to amount to $1.9 million.

There were no other material changes to the Corporation's liquidity and capital resources since that disclosed in the Corporation's Form 10-KSB as of June 30, 2005.


                                    12 of 15

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


                                    13 of 15

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


                                    14 of 15

                            DSA FINANCIAL CORPORATION

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   November 10, 2005               By:  /s/ Edward L. Fischer
       ---------------------------         -------------------------------------
                                           Edward L. Fischer
                                           President and Chief Executive Officer



Date:   November 10, 2005               By:  /s/ Steven R. Doll
       ---------------------------         -------------------------------------
                                           Steven R. Doll
                                           Chief Financial Officer


                                    15 of 15