Form 10QSB
period 2005-12-31
DSA FINANCIAL CORP
filed 2006-02-13
CIK 1282852

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 2005
                              --------------------------------------------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File No. 0-50864
                    -------

                            DSA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         20-1661802
-------------------------------                    -----------------------------
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

Yes [ ]      No  [X]

As of February 9, 2006, the latest practicable date, 1,644,242 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                      INDEX

                                                                           PAGE

PART I      -     FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition             3

                  Consolidated Statements of Earnings                        4

                  Consolidated Statements of Comprehensive Income            5

                  Consolidated Statements of Cash Flows                      6

                  Notes to Consolidated Financial Statements                 8

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                10

                  Liquidity and Capital Resources                           15

                  Controls and Procedures                                   15

PART II     -     OTHER INFORMATION                                         16

SIGNATURES                                                                  17

                                          DSA FINANCIAL CORPORATION

                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                      (In thousands, except share data)

                                                                                  DECEMBER 31,      JUNE 30,
         ASSETS                                                                           2005          2005
                                                                                   (Unaudited)
Cash and due from banks                                                               $  2,101      $  3,058
Interest-bearing deposits in other financial institutions                                1,865           985
                                                                                      --------      --------
         Cash and cash equivalents                                                       3,966         4,043

Certificates of deposit in other financial institutions                                     31           829
Investment securities designated as available for sale - at market                       4,280         4,550
Mortgage-backed securities designated as available for sale - at market                    582           835
Loans receivable - net                                                                  83,339        76,379
Real estate acquired through foreclosure                                                   218            87
Office premises and equipment - at depreciated cost                                      1,648         1,635
Stock in Federal Home Loan Bank - at cost                                                1,150         1,150
Accrued interest receivable on loans                                                       360           337
Accrued interest receivable on investments                                                  28            27
Cash surrender value of life insurance                                                   2,792         1,869
Prepaid expenses and other assets                                                          487           543
Prepaid income taxes                                                                        65           104
Deferred income taxes                                                                      304           141
                                                                                      --------      --------

         Total assets                                                                 $ 99,250      $ 92,529
                                                                                      ========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                              $ 73,689      $ 66,891
Borrowings from the Federal Home Loan Bank                                               7,000         7,000
Advances by borrowers for taxes and insurance                                              152           208
Accounts payable on mortgage loans serviced for others                                     103            67
Accrued interest payable                                                                    18            16
Other liabilities                                                                        1,226         1,114
                                                                                      --------      --------
         Total liabilities                                                              82,188        75,296

Stockholders' equity
  Preferred stock - 1,000,000 and 10,000 shares of $0.01 par value authorized as of June 30, 2005 and December 31, 2005, respectively;
    no shares issued                                                                         -             -
  Common stock - 5,000,000 and 2,500,000 shares of $0.01 par value authorized as of June 30, 2005 and December 31, 2005, respectively;
    1,644,242 shares issued and outstanding                                                 16            16
  Additional paid-in capital                                                            10,284        10,284
  Retained earnings, restricted                                                          7,627         7,660
  Accumulated comprehensive income (loss), net of related tax effects                      (85)           53
  Shares acquired by stock benefit plans                                                  (780)         (780)
                                                                                      --------      --------
         Total stockholders' equity                                                     17,062        17,233
                                                                                      --------      --------

         Total liabilities and stockholders' equity                                   $ 99,250      $ 92,529
                                                                                      ========      ========

                                              DSA FINANCIAL CORPORATION

                                         CONSOLIDATED STATEMENTS OF EARNINGS

                                                     (Unaudited)
                                        (In thousands, except per share data)


                                                                    FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                      ENDED DECEMBER 31,       ENDED DECEMBER 31,
                                                                      2005         2004         2005         2004
Interest income
  Loans                                                              $1,278       $1,001       $2,460       $1,944
  Mortgage-backed securities                                              6           10           13           22
  Investment securities                                                  39           46           77          108
  Interest-bearing deposits and other                                    28           33           70           74
                                                                     ------       ------       ------       ------
         Total interest income                                        1,351        1,090        2,620        2,148

Interest expense
  Deposits                                                              480          270          904          544
  Borrowings                                                             90           52          172          104
                                                                     ------       ------       ------       ------
         Total interest expense                                         570          322        1,076          648
                                                                     ------       ------       ------       ------

         Net interest income                                            781          768        1,544        1,500

Provision for losses on loans                                            24            6           31           12
                                                                     ------       ------       ------       ------

         Net interest income after provision
           for losses on loans                                          757          762        1,513        1,488

Other income
  Gain on sale of loans                                                   4           14           15           41
  Gain (loss) on sale of investment and mortgage-backed securities      159            -          159           (2)
  Loss on sale of real estate acquired through foreclosure               (7)           -          (10)           -
  Cash surrender value of life insurance                                 26           15           46           35
  Other operating                                                        43           54          100          104
                                                                     ------       ------       ------       ------
         Total other income                                             225           83          310          178

General, administrative and other expense
  Employee compensation and benefits                                    321          294          646          597
  Occupancy and equipment                                                38           45           76           86
  Data processing                                                        34           33           68           65
  Other operating                                                       168          142          302          257
                                                                     ------       ------       ------       ------
         Total general, administrative and other expense                561          514        1,092        1,005
                                                                     ------       ------       ------       ------

         Earnings before income taxes                                   421          331          731          661

Income taxes
  Current                                                               209          135          323          279
  Deferred                                                              (62)         (10)         (61)         (32)
                                                                     ------       ------       ------       ------
         Total income taxes                                             147          125          262          247
                                                                     ------       ------       ------       ------

         NET EARNINGS                                                $  274       $  206       $  469       $  414
                                                                     ======       ======       ======       ======

         EARNINGS PER SHARE
           Basic and diluted                                         $  .17       $  .13       $  .29       $  .26
                                                                     ======       ======       ======       ======

                                              DSA FINANCIAL CORPORATION

                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                     (Unaudited)
                                                   (In thousands)


                                                                    FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                      ENDED DECEMBER 31,       ENDED DECEMBER 31,
                                                                      2005         2004         2005         2004
Net earnings                                                           $274         $206         $469         $414

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(16), $(6), $(35)
    and $61 during the respective periods                               (22)          (8)         (47)          82

  Reclassification adjustment for realized (gains) losses
    included in earnings, net of taxes (benefits) of $68, $ -,
    $68 and $(1) during the respective periods                          (91)           -          (91)           1
                                                                     ------       ------       ------       ------

Comprehensive income                                                 $  161       $  198       $  331       $  497
                                                                     ======       ======       ======       ======

Accumulated comprehensive loss                                       $ (85)       $  (43)      $  (85)      $  (43)
                                                                     ======       ======       ======       ======





                                           DSA FINANCIAL CORPORATION

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the six months ended December 31,
                                                  (Unaudited)
                                                 (In thousands)

                                                                                       2005           2004
Cash flows from operating activities:
  Net earnings for the period                                                        $     469      $     414
  Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                      (4)            (9)
    Amortization of deferred loan origination fees                                          (8)           (17)
    Amortization of mortgage servicing rights                                               26             17
    Provision for losses on loans                                                           31             12
    Depreciation and amortization                                                           42             51
    Increase in cash surrender value of life insurance                                     (46)           (35)
    Loss on sale of real estate acquired through foreclosure                                10              -
    (Gain) loss on sale of investment and mortgage-backed securities
      designated as available for sale                                                    (159)             2
    Origination of loans for sale in the secondary market                                 (873)        (2,157)
    Proceeds from sale of loans in the secondary market                                    881          1,645
    Gain on sale of loans                                                                   (8)           (28)
    Federal Home Loan Bank stock dividends                                                   -            (24)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                 (23)           (56)
      Accrued interest receivable on investments                                            (1)             5
      Prepaid expenses and other assets                                                     30             33
      Accounts payable on mortgage loans serviced for others                                36              4
      Accrued interest payable                                                               2              -
      Other liabilities                                                                    112             15
      Income taxes
        Current                                                                             39            (37)
        Deferred                                                                           (61)           (32)
                                                                                     ---------      ---------
         Net cash provided by (used in) operating activities                               495           (197)

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                         -           (492)
  Proceeds from sale of investment securities designated as available
    for sale                                                                               203            498
  Proceeds from maturity and principal repayments of investment securities                   -          2,500
  Principal repayments on mortgage-backed securities                                       241            365
  Principal repayments on loans                                                         11,236         13,295
  Loan disbursements                                                                   (18,460)       (23,944)
  Purchase of office premises and equipment                                                (55)            (7)
  (Increase) decrease in certificates of deposit in other financial institutions           800           (656)
  Purchase of life insurance                                                              (900)           (30)
  Redemption of cash surrender value of life insurance                                      23              -
  Proceeds from sale of real estate acquired through foreclosure                           104             25
  Improvements to real estate acquired through foreclosure                                  (4)            (6)
                                                                                     ---------      ---------
         Net cash used in investing activities                                          (6,812)        (8,452)
                                                                                     ---------      ---------

         Net cash used in operating and investing activities
           (balance carried forward)                                                    (6,317)        (8,649)
                                                                                     ---------      ---------


                                           DSA FINANCIAL CORPORATION

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     For the six months ended December 31,
                                                  (Unaudited)
                                                 (In thousands)


                                                                                        2005          2004
         Net cash used in operating and investing activities
           (balance brought forward)                                                 $  (6,317)     $  (8,649)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                            6,798         (7,049)
  Repayment of Federal Home Loan Bank borrowings                                        (3,000)             -
  Proceeds from Federal Home Loan Bank borrowings                                        3,000              -
  Advances by borrowers for taxes and insurance                                            (56)            97
  Proceeds from issuance of common stock                                                     -          7,339
  Dividends on common stock                                                               (502)          (170)
                                                                                     ---------      ---------
         Net cash provided by financing activities                                       6,240            217
                                                                                     ---------      ---------

Net decrease in cash and cash equivalents                                                  (77)        (8,432)

Cash and cash equivalents at beginning of period                                         4,043         10,564
                                                                                     ---------      ---------

Cash and cash equivalents at end of period                                           $   3,966      $   2,132
                                                                                     =========      =========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                                     $     284      $     322
                                                                                     =========      =========

    Interest on deposits and borrowings                                              $   1,074      $     648
                                                                                     =========      =========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                             $     (47)     $      82
                                                                                     =========      =========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                     $       7      $      13
                                                                                     =========      =========

  Transfers from loans to real estate acquired through foreclosure                   $     278      $       -
                                                                                     =========      =========

  Loans originated upon sale of real estate acquired through foreclosure             $      37      $       -
                                                                                     =========      =========

                            DSA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 2005 and 2004


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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended June 30, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended December 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and the Association. All intercompany transactions and balances have been eliminated.

3.      EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, restated for the effects of the Corporation's reorganization and related stock offering. Weighted-average common shares deemed outstanding totaled 1,584,112 for both the three- and six-month periods ended December 31, 2005 and 1,576,366 for both the three- and six-month periods ended December 31, 2004.

The Corporation had no dilutive or potentially dilutive securities at December 31, 2005 and 2004.

                            DSA FINANCIAL CORPORATION

          For the six and three months ended December 31, 2005 and 2004


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

Compensation cost is required to be recognized in the first annual period that begins after December 15, 2005, or July 1, 2006 as to the Corporation. The Corporation currently has a stock option plan that is subject to the provisions of SFAS No. 123(R). However, at the time of this filing, no stock options have been granted.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2005 TO DECEMBER 31,
2005

ASSETS. Total assets increased $6.7 million, or 7.3%, to $99.3 million at December 31, 2005, from June 30, 2005. The increase in assets resulted from a $7.0 million increase in loans, net to $83.3 million at December 31, 2005 from $76.4 million at June 30, 2005, and a $923,000 increase in cash surrender value of life insurance, to $2.8 million at December 31, 2005 from $1.9 million at June 30, 2005, partially offset by a $798,000 decrease in certificates of deposit in other financial institutions, to $31,000 at December 31, 2005 from $829,000 at June 30, 2005. The decrease in certificates of deposit resulted from maturities. Management elected to fund loan originations with proceeds from these maturities. The increase in loans reflected increases in one- to four-family, construction and nonresidential real estate and land loans. We have opted to retain a majority of our recently originated fixed-rate one- to four-family residential real estate loans in our portfolio due to our strong capital position. In addition, we maintain construction loans, nonresidential real estate and land loans in our portfolio because they are originated at favorable rates of interest compared to one- to four-family residential real estate loans and assist us in managing interest rate risk.

LIABILITIES. Total liabilities increased $6.9 million, or 9.2%, to $82.2 million at December 31, 2005 from $75.3 million at June 30, 2005. The increase in liabilities primarily reflects a $6.8 million, or 10.2%, increase in deposits, to $73.7 million at December 31, 2005 from $66.9 million at June 30, 2005. The increase in deposits consisted of an increase of $9.2 million in certificates of deposit, partially offset by a decrease in passbook accounts of $2.3 million. The growth in certificates of deposit included $5.0 million of public funds as well as growth related to the higher interest rates offered during the period.

STOCKHOLDERS' EQUITY. Stockholders' equity decreased $171,000 to $17.1 million at December 31, 2005, reflecting a $138,000 increase in unrealized losses on securities available for sale coupled with dividends paid of $502,000, partially offset by net earnings of $469,000. The $138,000 increase in unrealized losses resulted from the sale of an investment in December, 2005 that reflected an unrealized gain of $89,000 at June 30, 2005.

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004

GENERAL. Net earnings increased $68,000, or 33.0%, to $274,000 for the three months ended December 31, 2005, from $206,000 for the three months ended December 31, 2004. The increase resulted primarily from a gain on sale of investments of $159,000, partially offset by a $47,000 increase in general, administrative and other expense, an $18,000 increase in the provision for losses on loans, and an increase in income taxes of $22,000.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004 (continued)

INTEREST INCOME. Interest income was $1.4 million for the three months ended December 31, 2005, an increase of $261,000, or 23.9%, over the $1.1 million recorded for the three months ended December 31, 2004. Material changes occurred primarily in interest income on loans.

Interest income on loans increased $277,000, or 27.7%, to $1.3 million for the three months ended December 31, 2005 from $1.0 million for the three months ended December 31, 2004. The increase was due primarily to a $15.9 million, or 24.3%, increase in the average balance of loans outstanding, and an increase of 16 basis points in the average yield, to 6.29% for the three months ended December 31, 2005, from 6.13% for the three months ended December 31, 2004.

INTEREST EXPENSE. Interest expense increased $248,000, or 77.0%, to $570,000 for the three months ended December 31, 2005 from $322,000 for the three months ended December 31, 2004. The increase in interest expense resulted from a $210,000 increase in interest expense on deposits and a $38,000 increase in interest expense on borrowed money.

Interest expense on deposits increased $210,000, or 77.8%, to $480,000 for the three months ended December 31, 2005 from $270,000 for the three months ended December 31, 2004. The increase was due to an increase in the average rate paid on deposits to 2.65% for the three months ended December 31, 2005 from 1.71% for the same period in 2004, and an increase in the average balance of deposits outstanding of $9.4 million, or 14.8%. The average balance of certificates of deposit increased $13.1 million, or 41.2%, and the average rate paid increased 112 basis points, to 3.54% for the three months ended December 31, 2005 from 2.42% for the three months ended December 31, 2004. The average balance of passbook accounts decreased by $3.7 million, or 19.4%, while the average cost of passbook accounts increased by 37 basis points to 1.71% for the period. The increase in the cost of deposits was due to the increase in interest rates in the overall economy during the period. The interest rates offered on deposits by Dearborn Savings were increased to match rates offered by competitors to maintain deposit share.

Interest expense on borrowings increased $38,000, or 73.1%, to $90,000 for the three months ended December 31, 2005 from $52,000 for the three months ended December 31, 2004. The increase was due to an increase in the average rate paid on borrowings to 4.61% for the three months ended December 31, 2005 from 4.15% for the same period in 2004, and an increase in the average balance of borrowings outstanding of $2.8 million, or 55.5%. Management increased borrowings between periods to fund loan growth.

NET INTEREST INCOME. The foregoing changes in our interest income and our interest expense resulted in a $13,000, or 1.7%, increase in net interest income, to $781,000 for the three months ended December 31, 2005, from $768,000 for the three months ended December 31, 2004. Our interest rate spread decreased to 3.25% in the 2005 quarter from 3.76% in the 2004 quarter and our net interest margin decreased to 3.52% during the 2005 quarter from 3.98% during the 2004 quarter, while average net interest-earning assets decreased to $8.5 million for the three months ended December 31, 2005 from $9.1 million for the three months ended December 31, 2004.

PROVISION FOR LOSSES ON LOANS. We establish provisions for losses on loans, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. Management made provisions of $24,000 and $6,000 for the three months ended December 31, 2005 and 2004, respectively. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $384,000, or 0.44%, of gross loans outstanding at December 31, 2005, as compared with $362,000, or 0.45%, of gross loans outstanding at June 30, 2005. The level of the allowance is based on estimates, and ultimate losses may vary from the estimates.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004 (continued)

PROVISION FOR LOSSES ON LOANS (CONTINUED). Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for losses on loans based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Nonperforming loans totaled $364,000, or 0.44% of total loans at December 31, 2005, compared to $77,000, or 0.10% of total loans at June 30, 2005. Nonperforming loans consisted primarily of one- to four-family residential loans at December 31, 2005. Management expects no losses on these nonperforming loans. The provision for losses on loans for the three months ended December 31, 2005 was predicated primarily upon growth in the portfolio of loans secured by nonresidential real estate and loans secured by one- to four-family real estate.

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

OTHER INCOME. Other income increased $142,000, or 171.1%, to $225,000 for the three months ended December 31, 2005 from $83,000 for the three months ended December 31, 2004. The increase resulted primarily from a gain on the sale of an investment of $159,000, partially offset by a decrease of $10,000 in gain on sale of loans, to $4,000 for the three months ended December 31, 2005, from $14,000 for the three months ended December 31, 2004. The gain on sale of investment securities resulted from our redemption of our investment in the common stock of another financial institution, as that entity was acquired during the current quarter in an all-cash transaction. We sold $341,000 of loans during the three months ended December 31, 2005 compared to $676,000 of such sales during the three months ended December 31, 2004. The decline in sales volume resulted from management's decision to retain one- to four-family residential loans in our portfolio during the current period, as discussed above.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense increased $47,000, or 9.1%, to $561,000 for the three months ended December 31, 2005 from $514,000 for the three months ended December 31, 2004. The increase resulted primarily from a $27,000, or 9.2%, increase in employee compensation and benefits expense, to $321,000 for the three months ended December 31, 2005 from $294,000 for the three months ended December 31, 2004 and an increase in other operating expense of $26,000, or 18.3%, to $168,000 for the three-month period ended December 31, 2005 from $142,000 for the three-month period ended December 31, 2004. The increase in employee compensation and benefits resulted primarily from normal merit increases, an increase in health insurance costs and increases in benefit plan costs, including the directors deferred compensation plan, the employee SEP plan and the employee stock ownership plan (ESOP). The increase in other operating expense resulted from an increase in costs associated with becoming a publicly traded company, including an assessment of Delaware franchise taxes of $11,000.

INCOME TAXES. The provision for income taxes was $147,000 for the three months ended December 31, 2005 and $125,000 for the three months ended December 31, 2004, reflecting effective tax rates of 34.9% and 37.8%, respectively.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004

GENERAL. Net earnings increased $55,000, or 13.3%, to $469,000 for the six months ended December 31, 2005, from $414,000 for the six months ended December 31, 2004. The increase resulted primarily from a gain on sale of investments of $159,000, partially offset by an $87,000 increase in general, administrative and other expense, a $19,000 increase in the provision for losses on loans and an increase in income taxes of $15,000.

INTEREST INCOME. Interest income was $2.6 million for the six months ended December 31, 2005, an increase of $472,000, or 22.0%, over the $2.1 million recorded for the six months ended December 31, 2004. Material changes occurred in interest income on loans and to a lesser extent in interest income on investment securities.

Interest income on loans increased $516,000, or 26.5%, to $2.5 million for the six months ended December 31, 2005 from $1.9 million for the six months ended December 31, 2004. The increase was due primarily to a $16.0 million, or 25.5%, increase in the average balance of loans outstanding, and an increase of five basis points in the average yield, to 6.22% for the six months ended December 31, 2005, from 6.17% for the six months ended December 31, 2004.

Interest income on investment securities decreased by $31,000, or 28.7%, due primarily to a $1.9 million, or 29.8%, decrease in the average outstanding balance.

INTEREST EXPENSE. Interest expense increased $428,000, or 66.0%, to $1.1 million for the six months ended December 31, 2005 from $648,000 for the six months ended December 31, 2004. The increase in interest expense resulted from a $360,000 increase in interest expense on deposits and a $68,000 increase in interest expense on borrowed money.

Interest expense on deposits increased $360,000, or 66.2%, to $904,000 for the six months ended December 31, 2005 from $544,000 for the six months ended December 31, 2004. The increase was due to an increase in the average rate paid on deposits to 2.54% for the six months ended December 31, 2005 from 1.70% for the same period in 2004, and an increase in the average balance of deposits outstanding of $7.4 million, or 11.5%. The average balance of certificates of deposit increased by $11.2 million, or 35.1%, and the average rate paid increased 97 basis points, to 3.40% for the six months ended December 31, 2005 from 2.43% for the six months ended December 31, 2004. The average balance of passbook accounts decreased by $4.0 million, or 20.0%, while the average cost of passbook accounts increased by 49 basis points to 1.74% for the period. The increase in the cost of deposits was due to the increase in interest rates in the overall economy during the period. The interest rates offered on deposits by Dearborn Savings were increased to match rates offered by competitors to maintain deposit share.

Interest expense on borrowings increased $68,000, or 65.4%, to $172,000 for the six months ended December 31, 2005 from $104,000 for the six months ended December 31, 2004. The increase was due to an increase in the average rate paid on borrowings to 4.65% for the six months ended December 31, 2005 from 4.15% for the same period in 2004, and an increase in the average balance of borrowings outstanding of $2.4 million, or 47.6%.

NET INTEREST INCOME. The foregoing changes in our interest income and our interest expense resulted in a $44,000, or 2.9%, increase in net interest income, to $1.5 million for the six months ended December 31, 2005, compared to the six months ended December 31, 2004. Our interest rate spread decreased to 3.24% in the 2005 period from 3.66% in the 2004 period and our net interest margin decreased to 3.52% during the 2005 period from 3.87% during the 2004 period, while average net interest-earning assets increased to $8.9 million for the six months ended December 31, 2005 from $8.6 million for the six months ended December 31, 2004.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004 (continued)

PROVISION FOR LOSSES ON LOANS. Management made provisions of $31,000 and $12,000 for the six months ended December 31, 2005 and 2004, respectively. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $384,000, or 0.44%, of gross loans outstanding at December 31, 2005, as compared with $362,000, or 0.45%, of gross loans outstanding at June 30, 2005. The level of the allowance is based on estimates, and ultimate losses may vary from the estimates.

The provision for losses on loans for the six months ended December 31, 2005 was predicated primarily upon growth in the portfolio of loans secured by nonresidential real estate and loans secured by one- to four-family real estate.

OTHER INCOME. Other income increased $132,000, or 74.2%, to $310,000 for the six months ended December 31, 2005 from $178,000 for the six months ended December 31, 2004. The increase resulted primarily from a gain on the sale of an investment of $159,000, partially offset by a decrease of $26,000 in gain on sale of loans, to $15,000 for the six months ended December 31, 2005, from $41,000 for the six months ended December 31, 2004. The gain on sale of investment securities resulted from our redemption of our investment in the common stock of another financial institution, as that entity was acquired during the current period in an all-cash transaction. We sold $873,000 of loans during the six months ended December 31, 2005 compared to $1.6 million of such sales during the six months ended December 31, 2004. The decline in sales volume resulted from management's decision to retain one- to four-family residential loans in our portfolio during the current period, as discussed above.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense increased $87,000, or 8.7%, to $1.1 million for the six months ended December 31, 2005 from $1.0 million for the six months ended December 31, 2004. The increase resulted primarily from a $49,000, or 8.2%, increase in employee compensation and benefits expense, to $646,000 for the six months ended December 31, 2005 from $597,000 for the six months ended December 31, 2004 and an increase in other operating expense of $45,000, or 17.5%, to $302,000 for the six-month period ended December 31, 2005 from $257,000 for the six-month period ended December 31, 2004. The increase in employee compensation and benefits resulted primarily from normal merit increases, an increase in health insurance costs and increases in benefit plan costs, including the directors deferred compensation plan, the employee SEP plan and the employee stock ownership plan
(ESOP). The increase in other operating expense resulted from an increase in ATM charges, increased advertising expenditures, legal fees, and costs associated with becoming a publicly traded company, including an assessment of Delaware franchise taxes of $19,000.

INCOME TAXES. The provision for income taxes was $262,000 for the six months ended December 31, 2005 and $247,000 for the six months ended December 31, 2004, reflecting effective tax rates of 35.8% and 37.4%, respectively.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Corporation has entered into a contract with a builder providing for the construction of a new headquarters for DSA Financial Corporation. The building will be constructed on land previously acquired in Lawrenceburg, Indiana at the intersection of U.S. Route 50 and Indiana Route 48. Management currently expects to occupy approximately seventy percent of the building and lease the remainder. The space occupied by the Corporation will include full service banking facilities, as well as administrative offices. Construction was begun in December 2005 and is expected to be concluded by August 2006. Management has estimated costs of construction, equipment and furnishings to amount to $1.9 million, of which $50,000 has been incurred and paid as of December 31, 2005.

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

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On November 10, 2005, the Corporation held its Annual Meeting of Shareholders. Four matters were submitted to the shareholders for a vote. The shareholders elected two directors to terms expiring in 2008 by the following votes:

                                             FOR                 WITHHELD

          Edward L. Fischer                  1,332,080              -0-
          Richard Meador, III                1,331,189              -0-

          The following directors terms continued through the Annual Meeting of
          Shareholders: Ronald J. Denney, Robert P. Sonntag, David P. Lorey and Dr. Dennis Richter.

          The shareholders approved an amendment to the Corporation's Certificate of Incorporation to reduce the number of authorized shares of common and preferred stock by the following vote:

              For: 923,964           Against: 11,156          Abstain: 4,278

          The shareholders approved the DSA Financial Corporation 2005 Stock-Based Incentive Plan by the following vote:

              For: 873,819           Against: 63,962          Abstain: 1,617

          The shareholders also ratified the selection of Grant Thornton LLP as the Company's independent registered public accounting firm for the 2006 fiscal year by the following vote:

              For: 1,342,272         Against: 12,486          Abstain: -0-

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



Date:  February 10, 2006               By: /s/ Edward L. Fischer
     ----------------------------          -------------------------------------
                                           Edward L. Fischer
                                           President and Chief Executive Officer



Date:  February 10, 2006               By: /s/ Steven R. Doll
     ----------------------------          -------------------------------------
                                           Steven R. Doll
                                           Chief Financial Officer