Form 10QSB
period 2006-03-31
DSA FINANCIAL CORP
filed 2006-05-15
CIK 1282852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   MARCH 31, 2006
                              --------------------------------------------------

                                       OR

|_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.   0-50864
                   ----------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|           No  |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|         No  |X|

As of May 11, 2006, the latest practicable date, 1,686,662 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:   Yes |_|             No |X|

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I   -    FINANCIAL INFORMATION

              Consolidated Statements of Financial Condition                   3

              Consolidated Statements of Earnings                              4

              Consolidated Statements of Comprehensive Income                  5

              Consolidated Statements of Cash Flows                            6

              Notes to Consolidated Financial Statements                       8

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                      11

              Liquidity and Capital Resources                                 16

              Controls and Procedures                                         16

PART II  -    OTHER INFORMATION                                               17

SIGNATURES                                                                    18

                                       DSA FINANCIAL CORPORATION

                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   (In thousands, except share data)


                                                                                MARCH 31,    JUNE 30,
         ASSETS                                                                   2006         2005
                                                                               (Unaudited)
Cash and due from banks                                                         $   1,363    $   3,058
Interest-bearing deposits in other financial institutions                           2,192          985
                                                                                ---------    ---------
         Cash and cash equivalents                                                  3,555        4,043

Certificates of deposit in other financial institutions                              --            829
Investment securities designated as available for sale - at market                  4,406        4,550
Mortgage-backed securities designated as available for sale - at market               501          835
Loans receivable - net                                                             85,408       76,379
Loans held for sale - at lower of cost or market                                      100         --
Real estate acquired through foreclosure                                             --             87
Office premises and equipment - at depreciated cost                                 1,727        1,635
Stock in Federal Home Loan Bank - at cost                                           1,150        1,150
Accrued interest receivable on loans                                                  402          337
Accrued interest receivable on investments                                             38           27
Cash surrender value of life insurance                                              2,817        1,869
Prepaid expenses and other assets                                                     421          543
Prepaid income taxes                                                                   15          104
Deferred income taxes                                                                 362          141
                                                                                ---------    ---------

         Total assets                                                           $ 100,902    $  92,529
                                                                                =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                        $  75,293    $  66,891
Borrowings from the Federal Home Loan Bank                                          7,000        7,000
Advances by borrowers for taxes and insurance                                         208          208
Accounts payable on mortgage loans serviced for others                                143           67
Accrued interest payable                                                               16           16
Other liabilities                                                                   1,069        1,114
                                                                                ---------    ---------
         Total liabilities                                                         83,729       75,296

Stockholders' equity
  Preferred stock - 1,000,000 and 10,000 shares of $0.01 par value authorized
    as of June 30, 2005 and March 31, 2006, respectively; no shares issued           --           --
  Common stock - 5,000,000 and 2,500,000 shares of $0.01 par value authorized as of June 30, 2005 and March 31, 2006, respectively; 1,644,242 shares
    issued and outstanding                                                             16           16
  Additional paid-in capital                                                       10,307       10,284
  Retained earnings, restricted                                                     7,668        7,660
  Accumulated comprehensive income (loss), net of related tax effects                 (95)          53
  Shares acquired by stock benefit plans                                             (723)        (780)
                                                                                ---------    ---------
         Total stockholders' equity                                                17,173       17,233
                                                                                ---------    ---------
         Total liabilities and stockholders' equity                             $ 100,902    $  92,529
                                                                                =========    =========

                                                DSA FINANCIAL CORPORATION

                                           CONSOLIDATED STATEMENTS OF EARNINGS

                                                       (Unaudited)
                                          (In thousands, except per share data)


                                                                         FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                                            ENDED MARCH 31,           ENDED MARCH 31,
                                                                         2006          2005         2006          2005
Interest income
  Loans                                                                 $ 1,351       $ 1,081      $ 3,811       $ 3,025
  Mortgage-backed securities                                                  5             9           18            32
  Investment securities                                                      40            38          117           145
  Interest-bearing deposits and other                                        32            29          102           103
                                                                        -------       -------      -------       -------
         Total interest income                                            1,428         1,157        4,048         3,305

Interest expense
  Deposits                                                                  581           299        1,485           842
  Borrowings                                                                 75            54          247           159
                                                                        -------       -------      -------       -------
         Total interest expense                                             656           353        1,732         1,001
                                                                        -------       -------      -------       -------

         Net interest income                                                772           804        2,316         2,304

Provision for losses on loans                                                31            18           62            30
                                                                        -------       -------      -------       -------

         Net interest income after provision
           for losses on loans                                              741           786        2,254         2,274

Other income
  Gain on sale of loans                                                      17            15           32            56
  Gain (loss) on sale of investment and mortgage-backed securities         --            --            159            (2)
  Gain on sale of real estate acquired through foreclosure                   28            13           19            13
  Cash surrender value of life insurance                                     26            18           72            53
  Other operating                                                            50            52          149           156
                                                                        -------       -------      -------       -------
         Total other income                                                 121            98          431           276

General, administrative and other expense
  Employee compensation and benefits                                        323           304          969           902
  Occupancy and equipment                                                    40            46          116           131
  Data processing                                                            33            33          101            98
  Other operating                                                           122           132          424           389
                                                                        -------       -------      -------       -------
         Total general, administrative and other expense                    518           515        1,610         1,520
                                                                        -------       -------      -------       -------

         Earnings before income taxes                                       344           369        1,075         1,030
Income taxes
  Current                                                                   182            82          505           361
  Deferred                                                                  (51)           57         (112)           25
                                                                        -------       -------      -------       -------
         Total income taxes                                                 131           139          393           386
                                                                        -------       -------      -------       -------

         NET EARNINGS                                                   $   213       $   230      $   682       $   644
                                                                        =======       =======      =======       =======

         EARNINGS PER SHARE
           Basic and diluted                                            $   .14       $   .15      $   .43       $   .41
                                                                        =======       =======      =======       =======

         DIVIDENDS PER SHARE                                            $ .1050       $ .1035      $ .4100       $ .2070
                                                                        =======       =======      =======       =======


                                            DSA FINANCIAL CORPORATION

                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    (Unaudited)
                                                  (In thousands)



                                                                      FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                                         ENDED MARCH 31,          ENDED MARCH 31,
                                                                       2006        2005        2006        2005

Net earnings                                                            $ 213       $ 230       $ 682       $ 644

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(7), $(27), $(42)
    and $34 during the respective periods                                 (10)        (36)        (57)         46

  Reclassification adjustment for realized (gains) losses included in earnings, net of taxes (benefits) of $68 and $(1) for the
    nine months ended March 31, 2006 and 2005, respectively              --          --           (91)          1
                                                                        -----       -----       -----       -----

Comprehensive income                                                    $ 203       $ 194       $ 534       $ 691
                                                                        =====       =====       =====       =====

Accumulated comprehensive loss                                          $ (95)      $ (79)      $ (95)      $ (79)
                                                                        =====       =====       =====       =====

                                           DSA FINANCIAL CORPORATION

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For the nine months ended March 31,
                                                  (Unaudited)
                                                 (In thousands)

                                                                                       2006           2005
Cash flows from operating activities:
  Net earnings for the period                                                         $    682       $    644
  Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                      (4)           (16)
    Amortization of deferred loan origination fees                                          (8)           (25)
    Amortization of mortgage servicing rights                                               53             23
    Provision for losses on loans                                                           62             30
    Depreciation and amortization                                                           61             75
    Increase in cash surrender value of life insurance                                     (72)           (53)
    Amortization expense of stock benefit plan                                              80             56
    Gain on sale of real estate acquired through foreclosure                               (19)           (13)
    (Gain) loss on sale of investment and mortgage-backed securities
      designated as available for sale                                                    (159)             2
    Origination of loans for sale in the secondary market                               (2,131)        (2,159)
    Proceeds from sale of loans in the secondary market                                  2,047          2,301
    Gain on sale of loans                                                                  (16)           (38)
    Federal Home Loan Bank stock dividends                                                --              (35)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                 (65)           (75)
      Accrued interest receivable on investments                                           (11)            (9)
      Prepaid expenses and other assets                                                     69             42
      Accounts payable on mortgage loans serviced for others                                76            (13)
      Accrued interest payable                                                            --                1
      Other liabilities                                                                    (45)            49
       Income taxes
        Current                                                                             89           (112)
        Deferred                                                                          (112)            25
                                                                                      --------       --------
         Net cash provided by operating activities                                         577            700

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                      (150)          (492)
  Proceeds from sale of investment securities designated as available
    for sale                                                                               203            498
  Proceeds from maturity and principal repayments of investment securities                  10          2,510
  Principal repayments on mortgage-backed securities                                       319            518
  Principal repayments on loans                                                         16,261         18,640
  Loan disbursements                                                                   (25,585)       (31,003)
  Purchase of office premises and equipment                                               (153)          (536)
  Purchase of cash surrender value of life insurance                                      (900)          --
  Redemption of cash surrender value of life insurance                                      24           --
  (Increase) decrease in certificates of deposit in other financial institutions           831           (656)
  Proceeds from sale of real estate acquired through foreclosure                           351             96
  Capital improvements to real estate acquired through foreclosure                          (4)            (6)
                                                                                      --------       --------
         Net cash used in investing activities                                          (8,793)       (10,431)
                                                                                      --------       --------

         Net cash used in operating and investing activities
           (balance carried forward)                                                    (8,216)        (9,731)
                                                                                      --------       --------

                                          DSA FINANCIAL CORPORATION

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                     For the nine months ended March 31,
                                                 (Unaudited)
                                               (In thousands)


                                                                                     2006           2005
         Net cash used in operating and investing activities
           (balance brought forward)                                               $ (8,216)      $ (9,731)

Cash flows provided by financing activities:
  Net increase (decrease) in deposit accounts                                         8,402         (4,544)
  Repayment of Federal Home Loan Bank borrowings                                     (4,000)        (2,000)
  Proceeds from Federal Home Loan Bank borrowings                                     4,000          2,000
  Advances by borrowers for taxes and insurance                                        --              142
  Proceeds from issuance of common stock                                               --            7,341
  Dividends paid on common stock                                                       (674)          (340)
                                                                                   --------       --------
         Net cash provided by financing activities                                    7,728          2,599
                                                                                   --------       --------

Net decrease in cash and cash equivalents                                              (488)        (7,132)

Cash and cash equivalents at beginning of period                                      4,043         10,564
                                                                                   --------       --------

Cash and cash equivalents at end of period                                         $  3,555       $  3,432
                                                                                   ========       ========


Supplemental disclosure of cash flow information: Cash paid during the period for:
    Income taxes                                                                   $    407       $    479
                                                                                   ========       ========

    Interest on deposits and borrowings                                            $  1,732       $  1,000
                                                                                   ========       ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                           $    (57)      $     46
                                                                                   ========       ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                   $     16       $     18
                                                                                   ========       ========


  Transfers from loans to real estate acquired through foreclosure                 $    278       $   --
                                                                                   ========       ========

  Loans originated upon sale of real estate acquired through foreclosure           $     37       $   --
                                                                                   ========       ========

                            DSA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the three and nine months ended March 31, 2006 and 2005


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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended June 30, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and the Association. All intercompany transactions and balances have been eliminated.

3.    EARNINGS PER SHARE

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released, and were restated for the effects of the Corporation's reorganization and related stock offering. Weighted-average common shares deemed outstanding, which gives effect to a reduction for 60,130 unallocated shares held by the ESOP, totaled 1,584,112 for each of the three- and nine-month periods ended March 31, 2006. Weighted-average common shares deemed outstanding, which gives effect to a reduction for 67,876 unallocated shares held by the ESOP, totaled 1,576,366 for each of the three- and nine-month periods ended March 31, 2005.

The Corporation had no dilutive or potentially dilutive securities at March 31, 2006 and 2005.

At the Annual Meeting of Stockholders held on November 10, 2005, the Corporation's shareholders approved the DSA Financial Corporation 2005 Stock-Based Incentive Plan. On April 20, 2006, the Corporation awarded 42,420 shares of restricted stock to directors and certain officers and employees of the Corporation. These awards will vest over a five year period beginning on the date of the award.

                            DSA FINANCIAL CORPORATION

           For the three and nine months ended March 31, 2006 and 2005


4.    EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123(R) "Share-Based Payment," requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

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

Compensation cost is required to be recognized in the first annual or interim period that begins after December 15, 2005, or January 1, 2006 as to the Corporation. The Corporation currently has a stock option plan that is subject to the provisions of SFAS No. 123(R). However, at the time of this filing, no stock options have been granted.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140," to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:

      o Separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;

      o Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable; and

      o Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial condition and additional disclosures for all separately recognized servicing assets and servicing liabilities.

                            DSA FINANCIAL CORPORATION

           For the three and nine months ended March 31, 2006 and 2005


4.    EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability.

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, or July 1, 2007 as to the Corporation, with earlier application permitted. The Corporation is currently evaluating SFAS No. 156, but does not expect it to have a material effect on the Corporation's financial condition or results of operations.

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

CRITICAL ACCOUNTING POLICIES

There were no material changes to the Corporation's critical accounting policies since that disclosed in the Corporation's Form 10-KSB as of June 30, 2005.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2005 TO MARCH 31, 2006

ASSETS. Total assets increased $8.4 million, or 9.1%, to $100.9 million at March 31, 2006, from $92.5 million at June 30, 2005. The increase in assets resulted from a $9.1 million increase in loans, net, including loans held for sale, to $85.5 million at March 31, 2006 from $76.4 million at June 30, 2005, and a $948,000 increase in cash surrender value of life insurance, to $2.8 million at March 31, 2006 from $1.9 million at June 30, 2005, partially offset by an $829,000 decrease in certificates of deposit in other financial institutions, to $ -0- at March 31, 2006 from $829,000 at June 30, 2005. The increase in cash surrender value of life insurance reflects a $900,000 purchase of policies on certain directors of the Corporation. The decrease in certificates of deposit resulted primarily from maturities. Management elected to fund loan originations with proceeds from these maturities. The increase in loans reflected increases of $4.8 million in one- to four-family residential real estate, $278,000 in multi-family residential real estate and $3.4 million in nonresidential real estate and land loans. Throughout fiscal 2005 and through the first two quarters of fiscal 2006, we had opted to retain a majority of our recently originated fixed-rate, one- to four-family residential real estate loans in our portfolio due to our strong capital position. However, we have recently begun to sell a greater percentage of our current loan production. In addition, we maintain construction loans, nonresidential real estate and land loans in our portfolio because they are originated at favorable rates of interest compared to one- to four-family residential real estate loans and assist us in managing interest rate risk.

LIABILITIES. Total liabilities increased $8.4 million, or 11.2%, to $83.7 million at March 31, 2006 from $75.3 million at June 30, 2005. The increase in liabilities primarily reflects an $8.4 million, or 12.6%, increase in deposits, to $75.3 million at March 31, 2006 from $66.9 million at June 30, 2005. The increase in deposits consisted of an increase of $11.5 million in certificates of deposit, partially offset by a decrease of $3.1 million in passbook accounts. The growth in certificates of deposit included $5.0 million of public funds, as well as growth related to the higher interest rates offered during the period.

STOCKHOLDERS' EQUITY. Stockholders' equity decreased $60,000, or 0.3%, to $17.2 million at March 31, 2006, reflecting a $148,000 increase in the unrealized losses on securities available for sale coupled with dividends paid of $674,000, which were partially offset by net earnings of $682,000 and a decrease of $57,000 in shares acquired by stock benefit plans. The $148,000 increase in unrealized losses resulted primarily from the sale of an investment in December, 2005 that reflected an unrealized gain of $89,000 at June 30, 2005.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005


GENERAL. Net earnings decreased $17,000, or 7.4%, to $213,000 for the three months ended March 31, 2006, from $230,000 for the three months ended March 31, 2005. The decrease resulted primarily from a $32,000 decrease in net interest income and a $13,000 increase in the provision for losses on loans, partially offset by an increase of $23,000 in other income.

INTEREST INCOME. Interest income was $1.4 million for the three months ended March 31, 2006, an increase of $271,000, or 23.4%, over the $1.2 million recorded for the three months ended March 31, 2005. Material changes occurred primarily in interest income on loans.

Interest income on loans increased $270,000, or 25.0%, to $1.4 million for the three months ended March 31, 2006 from $1.1 million for the three months ended March 31, 2005. The increase was due primarily to a $13.4 million, or 18.9%, increase in the average balance of loans outstanding, and an increase of 31 basis points in the average yield, to 6.39% for the three months ended March 31, 2006, from 6.08% for the three months ended March 31, 2005.

INTEREST EXPENSE. Interest expense increased $303,000, or 85.8%, to $656,000 for the three months ended March 31, 2006 from $353,000 for the three months ended March 31, 2005. The increase in interest expense resulted from a $282,000 increase in interest expense on deposits and a $21,000 increase in interest expense on borrowed money.

Interest expense on deposits increased $282,000, or 94.3%, to $581,000 for the three months ended March 31, 2006 from $299,000 for the three months ended March 31, 2005. The increase was due to a 120 basis point increase in the average rate paid on deposits to 3.02% for the three months ended March 31, 2006 from 1.82% for the same period in 2005, and an increase in the average balance of deposits outstanding of $11.3 million, or 17.2%. The average balance of certificates of deposit increased $15.4 million, or 43.8%, and the average rate paid increased 130 basis points, to 3.80% for the three months ended March 31, 2006 from 2.50% for the three months ended March 31, 2005. The average balance of passbook accounts decreased by $3.2 million, or 17.9%, while the average cost of passbook accounts increased by 84 basis points to 2.28% for the period. The increase in the cost of deposits was due to the increase in interest rates in the overall economy during the period. The interest rates offered on deposits by Dearborn Savings were increased to match rates offered by competitors to maintain deposit share.

Interest expense on borrowings increased $21,000, or 38.9%, to $75,000 for the three months ended March 31, 2006 from $54,000 for the three months ended March 31, 2005. The increase was due to a 40 basis point increase in the average rate paid on borrowings to 4.72% for the three months ended March 31, 2006 from 4.32% for the same period in 2005, and an increase in the average balance of borrowings outstanding of $1.4 million, or 27.1%. Management increased borrowings between periods primarily to fund loan growth.

NET INTEREST INCOME. The foregoing changes in our interest income and our interest expense resulted in a $32,000, or 4.0%, decrease in net interest income, to $772,000 for the three months ended March 31, 2006, from $804,000 for the three months ended March 31, 2005. Our interest rate spread decreased to 3.04% in the 2006 quarter from 3.76% in the 2005 quarter and our net interest margin decreased to 3.35% during the 2006 quarter from 4.00% during the 2005 quarter, while average net interest-earning assets decreased to $8.9 million for the three months ended March 31, 2006 from $9.6 million for the three months ended March 31, 2005.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005 (continued)


PROVISION FOR LOSSES ON LOANS. We establish provisions for losses on loans, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. Management made provisions of $31,000 and $18,000 for the three months ended March 31, 2006 and 2005, respectively. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $415,000, or 0.47%, of gross loans outstanding at March 31, 2006, as compared with $362,000, or 0.45%, of gross loans outstanding at June 30, 2005. The level of the allowance is based on estimates, and ultimate losses may vary from the estimates.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for losses on loans based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Nonperforming loans totaled $397,000, or 0.46% of total loans at March 31, 2006, compared to $174,000, or 0.23% of total loans at March 31, 2005. Nonperforming loans consisted solely of one- to four-family residential loans at March 31, 2006. Management expects no losses on these nonperforming loans. The provision for losses on loans for the three months ended March 31, 2006 was predicated primarily upon growth in the portfolio of loans secured by nonresidential real estate and loans secured by one- to four-family residential real estate.

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

OTHER INCOME. Other income increased $23,000, or 23.5%, to $121,000 for the three months ended March 31, 2006 from $98,000 for the three months ended March 31, 2005. The increase resulted primarily from a $15,000, or 115%, increase in gain on sale of real estate acquired through foreclosure to $28,000 for the three months ended March 31, 2006 from $13,000 for the three months ended March 31, 2005. We sold $1.2 million of loans during the three months ended March 31, 2006 compared to $646,000 of such sales during the three months ended March 31, 2005. The increase in sales volume resulted from management's recent decision to begin selling certain one- to four-family fixed-rate residential loans during the current period.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense increased $3,000, or 0.58%, to $518,000 for the three months ended March 31, 2006 from $515,000 for the three months ended March 31, 2005. The increase resulted primarily from a $19,000, or 6.3%, increase in employee compensation and benefits expense, to $323,000 for the three months ended March 31, 2006 from $304,000 for the three months ended March 31, 2005, primarily offset by a decrease in other operating expense of $10,000, or 7.6%, to $122,000 for the three-month period ended March 31, 2006 from $132,000 for the three-month period ended March 31, 2005. The increase in employee compensation and benefits resulted from normal merit increases and increases in benefit plan costs, including the directors deferred compensation plan, the employee SEP plan and the employee stock ownership plan (ESOP). The decrease in other operating expense resulted primarily from a decrease in legal fees.

INCOME TAXES. The provision for income taxes was $131,000 for the three months ended March 31, 2006 and $139,000 for the three months ended March 31, 2005, reflecting effective tax rates of 38.1% and 37.7%, respectively.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005


GENERAL. Net earnings increased $38,000, or 5.9%, to $682,000 for the nine months ended March 31, 2006, from $644,000 for the nine months ended March 31, 2005. The increase resulted primarily from an increase in the gain on sale of investments of $161,000, partially offset by a $90,000 increase in general, administrative and other expense and a $32,000 increase in the provision for losses on loans.

INTEREST INCOME. Interest income was $4.0 million for the nine months ended March 31, 2006, an increase of $743,000, or 22.5%, over the $3.3 million recorded for the nine months ended March 31, 2005. Material changes occurred in interest income on loans and to a lesser extent in interest income on investment securities.

Interest income on loans increased $786,000, or 26.0%, to $3.8 million for the nine months ended March 31, 2006 from $3.0 million for the nine months ended March 31, 2005. The increase was due primarily to a $15.2 million, or 23.1%, increase in the average balance of loans outstanding, and an increase of 14 basis points in the average yield, to 6.28% for the nine months ended March 31, 2006, from 6.14% for the nine months ended March 31, 2005.

Interest income on investment securities decreased by $28,000, or 19.3%, due primarily to a $1.2 million, or 22.1%, decrease in the average outstanding balance.

INTEREST EXPENSE. Interest expense increased $731,000, or 73.0%, to $1.7 million for the nine months ended March 31, 2006 from $1.0 million for the nine months ended March 31, 2005. The increase in interest expense resulted from a $643,000 increase in interest expense on deposits and an $88,000 increase in interest expense on borrowed money.

Interest expense on deposits increased $643,000, or 76.4%, to $1.5 million for the nine months ended March 31, 2006 from $842,000 for the nine months ended March 31, 2005. The increase was due to a 97 basis point increase in the average rate paid on deposits to 2.71% for the nine months ended March 31, 2006 from 1.74% for the same period in 2005, and an increase in the average balance of deposits outstanding of $8.7 million, or 13.5%. The average balance of certificates of deposit increased by $12.6 million, or 38.2%, and the average rate paid increased 110 basis points, to 3.55% for the nine months ended March 31, 2006 from 2.45% for the nine months ended March 31, 2005. The average balance of passbook accounts decreased by $3.7 million, or 19.3%, while the average cost of passbook accounts increased by 59 basis points to 1.91% for the period. The increase in the cost of deposits was due to the increase in interest rates in the overall economy during the period. The interest rates offered on deposits by Dearborn Savings were increased to match rates offered by competitors to maintain deposit share.

Interest expense on borrowings increased $88,000, or 55.3%, to $247,000 for the nine months ended March 31, 2006 from $159,000 for the nine months ended March 31, 2005. The increase was due to a 44 basis point increase in the average rate paid on borrowings to 4.67% for the nine months ended March 31, 2006 from 4.23% for the same period in 2005, and an increase in the average balance of borrowings outstanding of $2.0 million, or 40.8%.

NET INTEREST INCOME. The foregoing changes in our interest income and our interest expense resulted in a $12,000, or 0.5%, increase in net interest income. Our interest rate spread decreased to 3.17% in the 2006 period from 3.70% in the 2005 period and our net interest margin decreased to 3.46% during the 2006 period from 3.92% during the 2005 period, while average net interest-earning assets remained unchanged at $8.9 million for the nine months ended March 31, 2006 and 2005, respectively.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005 (continued)


PROVISION FOR LOSSES ON LOANS. Management made provisions of $62,000 and $30,000 for the nine months ended March 31, 2006 and 2005, respectively. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $415,000, or 0.47% of gross loans outstanding at March 31, 2006, as compared with $362,000, or 0.45%, of gross loans outstanding at June 30, 2005. The level of the allowance is based on estimates, and ultimate losses may vary from the estimates.

The provision for losses on loans for the nine months ended March 31, 2006 was predicated primarily upon growth in the portfolio of loans secured by nonresidential real estate and loans secured by one- to four-family residential real estate.

OTHER INCOME. Other income increased $155,000, or 56.2%, to $431,000 for the nine months ended March 31, 2006 from $276,000 for the nine months ended March 31, 2005. The increase resulted primarily from a gain on the sale of an investment of $159,000, partially offset by a decrease of $24,000 in gain on sale of loans, to $32,000 for the nine months ended March 31, 2006, from $56,000 for the nine months ended March 31, 2005. The gain on sale of investment securities resulted from our redemption of our investment in the common stock of another financial institution, as that entity was acquired during the current period in an all-cash transaction. We sold $1.2 million of loans during the nine months ended March 31, 2006 compared to $2.3 million of such sales during the nine months ended March 31, 2005. The decline in sales volume resulted from management's decision to retain one- to four-family residential loans in our portfolio during the current period, although we have recently begun to reverse that trend by selling certain loans from current production.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense increased $90,000, or 5.9%, to $1.6 million for the nine months ended March 31, 2006 from $1.5 million for the nine months ended March 31, 2005. The increase resulted primarily from a $67,000, or 7.4%, increase in employee compensation and benefits expense, to $969,000 for the nine months ended March 31, 2006 from $902,000 for the nine months ended March 31, 2005 and an increase in other operating expense of $35,000, or 9.0%, to $424,000 for the nine-month period ended March 31, 2006 from $389,000 for the nine-month period ended March 31, 2005. The increase in employee compensation and benefits resulted primarily from normal merit increases, an increase in health insurance costs and increases in benefit plan costs, including the directors deferred compensation plan, the employee SEP plan and the employee stock ownership plan (ESOP). The increase in other operating expense resulted from an increase in ATM charges, increased advertising expenditures, and costs associated with becoming a publicly traded company, including Delaware franchise taxes of $17,000.

INCOME TAXES. The provision for income taxes was $393,000 for the nine months ended March 31, 2006 and $386,000 for the nine months ended March 31, 2005, reflecting effective tax rates of 36.6% and 37.5%, respectively. The decrease in the effective tax rate was due primarily to an increase in non-taxable income on cash surrender value of life insurance in the fiscal 2006 period.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Corporation has entered into a contract with a builder providing for the construction of a new headquarters for Dearborn Savings. The building is being constructed on land previously acquired in Lawrenceburg, Indiana at the intersection of U.S. Route 50 and Indiana Route 48. Management currently expects to occupy approximately seventy percent of the building and lease the remainder. The space occupied by the Corporation will include full service banking facilities, as well as administrative offices. Construction began in December 2005 and is expected to be concluded by August 2006. Management has estimated costs of construction, equipment and furnishings to amount to $1.9 million, of which $146,000 has been incurred and paid as of March 31, 2006.

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

There were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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



Date:   MAY 11, 2006             By:  /S/EDWARD L. FISCHER
       ------------------             ------------------------------------------
                                        Edward L. Fischer
                                        President and Chief Executive Officer



Date:   MAY 11, 2006             By:  /S/STEVEN R. DOLL
       ------------------             ------------------------------------------
                                        Steven R. Doll
                                        Chief Financial Officer