Form 10KSB
period 2006-06-30
DSA FINANCIAL CORP
filed 2006-09-28
CIK 1282852

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED JUNE 30, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to ___________________


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

        Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [ ]

        Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
1.   YES   X    NO
         -----     -----
2.   YES   X    NO
         -----     -----

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)       Yes   X   No
                                           -----     -----

        Issuer's revenues for its most recent fiscal year were $7.8 million

        The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on September 25, 2006 ($ 12.70) was $15.4 million.

        As of September 25, 2006, there were 1,684,362 shares issued and outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.      Proxy Statement for the 2006 Annual Meeting of Stockholders (Parts I and
        III).
2. Annual Report to Shareholders for the fiscal year ended June 30, 2006 (Part II).

        Transitional Small Business Disclosure Format:  YES        NO   X
                                                            -----     -----

                                     PART I

ITEM 1.           BUSINESS
--------------------------

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

         The economy of our primary market area is based on a mixture of service, manufacturing and wholesale/retail trade. Employment is provided by a variety of industries and state and local governments. The diversity of the employment base is evidenced by the many different employers in our market area. The major employers in our market area include Argosy Casino, Aurora Casket Company, Dearborn County Hospital and Joseph A. Seagram & Sons, Inc. Dearborn County also has numerous small business employers. As of July 2006, the unemployment rate in Dearborn County was 6.0%, which was higher than the unemployment rate for the State of Indiana and the United States as a whole, which were 5.7% and 4.8%, respectively.

LENDING ACTIVITIES

         We originate one- to four-family residential real estate loans, home equity loans and construction loans. In addition, we originate multi-family residential real estate loans, non-residential real estate and land loans and consumer loans. We retain most of the loans we originate while retaining the servicing rights on the loans sold to Freddie Mac.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. Our primary lending activity is the origination of one- to four-family residential real estate loans. This portfolio totaled $54.6 million, or 58.7% of our total loan portfolio at June 30, 2006. Of this total, $30.3 million, or 55.6%, had fixed rates of interest and $24.3 million, or 44.4%, had adjustable rates of interest. We currently offer conforming and non-conforming fixed- and adjustable-rate conventional mortgage loans with terms of 10 to 30 years. One- to four-family residential mortgage loans are generally underwritten according to Freddie Mac guidelines and loan limits, and loans that conform to such guidelines are referred to as "conforming loans." The maximum conforming loan limit as established by Freddie Mac is currently $417,000 for single-family homes, although the majority of the residential mortgage loans we originate have principal balances between $100,000 and $250,000. We also originate loans that exceed the Freddie Mac limits, referred to as "jumbo loans." Private mortgage insurance is generally required for loans with loan-to-value ratios in excess of 80%.

         We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer term fixed-rate, fixed-term residential mortgage loans or from time to time we may elect to sell all or a portion of such loans in the secondary mortgage market to government sponsored entities, such as Freddie Mac, or other purchasers. During the fiscal year ended June 30, 2006, we elected to keep considerably all loan production in the portfolio due to our strong capital and cash positions as a result of the second step conversion. To generate fee income and reinforce our commitment to customer service, we retain the servicing rights on the loans we sell. As of June 30, 2006, loans serviced for others totaled $33.7 million.

         We currently offer several types of adjustable-rate residential mortgage loans with rates that are fixed for a period ranging from six months to seven years. After the initial term, the interest rate on these loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year as published weekly by the Federal Reserve Board, subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. Adjustable-rate mortgage loans may pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default.

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

         In addition to traditional one- to four-family residential real estate loans, we offer equity lines of credit that are secured by the borrower's primary residence or investment property. The borrower is permitted to draw on the equity line of credit during the first seven years after it is originated and may repay the outstanding balance over a term not to exceed ten years from the date the equity line of credit is originated. Our equity lines of credit are originated with fixed rates of interest for the first five years, and the interest rates adjust with the prime rate of interest after the initial five year period. Equity lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family loans. Equity lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We appraise the property securing the loan in order to determine the value of the property securing the equity line of credit. At the time we close an equity line of credit, we file a mortgage to perfect our security interest in the underlying collateral. At June 30, 2006, the outstanding balances of equity lines of credit totaled $5.0 million, or 5.4% of our total loan portfolio.

         MULTI-FAMILY RESIDENTIAL REAL ESTATE LENDING. Loans secured by multi-family real estate totaled approximately $3.8 million, or 4.0% of our total loan portfolio, at June 30, 2006. Multi-family residential real estate loans generally are secured by multi-family rental properties. At June 30, 2006, we had twelve multi-family residential real estate loans, the largest of which had a principal balance of $808,000. The majority of our multi-family residential real estate loans have adjustable interest rates.

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

         NON-RESIDENTIAL REAL ESTATE LENDING. We also originate real estate loans secured by first liens on non-residential real estate and land. Our non-residential real estate properties primarily consist of restaurants, office buildings, motels, strip centers and car washes. We may, from time to time, purchase non-residential real estate loan participations. Almost all of our non-residential real estate loans have initial principal balances less than $1.0 million, although we occasionally originate non-residential real estate loans in excess of that amount up to our current loan-to-one borrower limitation of $2.2 million. Loans secured by non-residential real estate totaled $26.1 million, or 28.0% of our total loan portfolio at June 30, 2006. All of our non-residential real estate loans are secured by properties located in our primary lending area.

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

         CONSTRUCTION LOANS. We originate construction loans to local home and non-residential builders in our market area, generally with whom we have an established relationship, and to individuals who have a contract with a builder for the construction of their residence. These loans totaled $7.4 million, or 7.9% of our total loan portfolio, at June 30, 2006.

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

         CONSUMER LOANS. We originate a variety of consumer and other loans, including new and used automobile loans and loans collateralized by savings accounts. As of June 30, 2006, consumer loans totaled $1.2 million, or 1.3% of the total loan portfolio. At June 30, 2006 the largest group of consumer loans consisted of $434,000 of indirect mobile home loans, located primarily in the Commonwealth of Kentucky, although we discontinued mobile home lending in January 1997. We receive principal and interest payments for these loans, but a third party handles collection activity.

         As of June 30, 2006, automobile loans totaled $421,000, or 0.5% of our total loan portfolio. We originate automobile loans directly to our customers and have no outstanding agreements with automobile dealerships to generate indirect loans.

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

                                                              AT JUNE 30,
                                              --------------------------------------------
                                                      2006                   2005
                                              --------------------    --------------------
                                               AMOUNT     PERCENT      AMOUNT     PERCENT
                                              --------   ---------    --------   ---------
                                                         (DOLLARS IN THOUSANDS)

Residential real estate:

        One- to four-family ............      $54,598       58.66%    $47,418      58.76%
        Multi-family ...................        3,762        4.04       3,168       3.93
        Construction ...................        7,370        7.92       8,180      10.14
                                              --------                --------
          Total residential real estate
            loans ......................       65,730                  58,766

     Nonresidential real estate and land       26,105       28.05      20,542      25.46


          Consumer and other loans .....        1,238        1.33       1,381       1.71
                                              --------   ---------    --------   ---------

          Total loans ..................       93,073      100.00%     80,689     100.00%
                                                         =========               =========
Other items:
Deferred loan origination costs.....               43                      25
Undisbursed portion of loans in
   process..........................           (4,197)                 (3,973)
Allowance for loan losses...........             (442)                   (362)
                                              --------                --------

Total loans, net....................          $88,477                 $76,379
                                              ========                ========

         LOAN PORTFOLIO MATURITIES AND YIELDS. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2006. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

                                                          MULTI-FAMILY                                  NONRESIDENTIAL REAL
                              ONE- TO FOUR-FAMILY         RESIDENTIAL            CONSTRUCTION             ESTATE AND LAND
                              --------------------   ----------------------   --------------------     ---------------------
                                          WEIGHTED                 WEIGHTED                WEIGHTED                 WEIGHTED
                                           AVERAGE                  AVERAGE                AVERAGE                   AVERAGE
                               AMOUNT       RATE      AMOUNT         RATE      AMOUNT(1)     RATE       AMOUNT        RATE
                              -------     --------   -------        -------   ---------     ------     -------      --------
                                                    (DOLLARS IN THOUSANDS)
   Due During the Years
   ENDING JUNE 30,
   ---------------
   2007 ...............       $ 2,120       6.38%    $    88        6.92%     $ 1,535        8.48%     $   854        6.92%
   2008 to 2009 .......         4,668       6.40         196        6.93        3,489        8.48        1,895        6.92
   2010 to 2011 .......         5,084       6.48         224        6.94          998        8.43        2,175        6.92
   2012 to 2016 .......        12,041       6.39         719        6.97          123        6.74        6,953        6.92
   2017 to 2026 .......        17,214       5.93       2,181        6.86          414        6.74       14,228        6.77
   2027 and beyond ....        13,471       5.90         354        6.43          811        6.74          -          -
                              -------                -------                  ---------                -------
            Total .....       $54,598       6.13%    $ 3,762        6.85%     $ 7,370        8.16%     $26,105        6.84%
                              =======                =======                  =========                =======

                                  CONSUMER AND
                                     OTHER                   TOTAL
                              ---------------------  ----------------------
                                          WEIGHTED                 WEIGHTED
                                           AVERAGE                  AVERAGE
                               AMOUNT       RATE      AMOUNT         RATE
                              -------     --------   -------        -------
   Due During the Years
   ENDING JUNE 30,
   ---------------
   2007 ...............       $   239       8.04%    $ 4,836        7.23%
   2008 to 2009 .......           532       8.05      10,780        7.26
   2010 to 2011 .......           432       8.05       8,913        6.89
   2012 to 2016 .......            35       8.21      19,871        6.60
   2017 to 2026 .......            -        -         34,037        6.35
   2027 and beyond ....            -        -         14,636        5.96
                              -------                -------
            Total .....       $ 1,238       8.05%    $93,073        6.54%
                              =======                =======

____________________
(1) Represents loans for which there are agreements to convert to permanent loans following the construction period.

         The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2006 that are contractually due after June 30, 2007.

                                               DUE AFTER JUNE 30, 2007
                                           ---------------------------------
                                            FIXED      ADJUSTABLE     TOTAL
                                           -------    -----------   --------
                                                    (IN THOUSANDS)

   One- to four-family ...............     $29,094      $23,384      $52,478
   Multi-family residential ..........         853        2,821        3,674
   Construction ......................       1,421        4,414        5,835
   Nonresidential real estate and land       3,666       21,585       25,251
   Consumer and other loans ..........         889          110          999
                                           -------    ---------     --------

            Total loans ..............     $35,923      $52,314      $88,237
                                           =======    =========     ========

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

         LOAN ORIGINATION FEES AND COSTS. In addition to interest earned on loans, we also receive loan origination fees. Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. We defer loan origination fees and costs, and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination costs (net of deferred fees) were $43,000 at June 30, 2006.

         To the extent that originated loans are sold with servicing retained, we capitalize a mortgage servicing asset at the time of the sale in accordance with applicable accounting standards (Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). The capitalized amount is amortized thereafter (over the period of estimated net servicing income) as a reduction of servicing fee income. The unamortized amount is fully charged to income when loans are prepaid. Originated mortgage servicing rights with an unamortized cost of $238,000 are included in other assets at June 30, 2006. See also Note A-3 of the Notes to Consolidated Financial Statements.

         LOANS TO ONE BORROWER. At June 30, 2006, our five largest aggregate loan amounts to any one borrower and certain related interests of the borrower (including any unused lines of credit) consisted of secured and unsecured financing of $2.0 million, $1.6 million, $1.5 million, $1.5 million and $1.4 million. As of June 30, 2006, all of these loans were performing in accordance with their terms. See "Supervision and Regulation--Federal Banking Regulation--Loans to One Borrower" for a discussion of applicable regulatory limitations.

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

         LOANS PAST DUE AND NON-PERFORMING ASSETS. Loans are reviewed on a regular basis, and are generally placed on non-accrual status when either principal or interest is 90 days or more past due and when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. In addition, loans may be placed on non-accrual status prior to being 90 days or more past due when, in the opinion of management, there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income. At June 30, 2006, we had non-performing loans of $323,000. Management included approximately $16,000 within the general allowance for loan losses for these loans at June 30, 2006.

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

                                                   LOANS DELINQUENT FOR
                                   ----------------------------------------------------
                                         60-89 DAYS                90 DAYS AND OVER                 TOTAL
                                   ------------------------    ------------------------    ------------------------
                                     NUMBER        AMOUNT        NUMBER        AMOUNT        NUMBER        AMOUNT
                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
AT JUNE 30, 2006
----------------
   One- to four-family........              2    $      364             3    $      323             5    $      687
   Multi-family residential...             --            --            --            --            --            --
   Construction...............             --            --            --            --            --            --
   Nonresidential real
     estate and land....... ..             --            --            --            --            --            --
   Consumer and other.........              2             9            --            --             2             9
                                   ----------    ----------    ----------    ----------    ----------    ----------
     Total....................              4    $      373             3    $      323             7    $      696
                                   ==========    ==========    ==========    ==========    ==========    ==========

AT JUNE 30, 2005
----------------
   One- to four-family........             13    $      500             1    $       71            14    $      571
   Multi-family residential...             --            --            --            --            --            --
   Construction...............             --            --            --            --            --            --
   Nonresidential real
     estate and land....... ..             --            --            --            --            --            --
   Consumer and other.........              1             5             2             6             3            11
                                   ----------    ----------    ----------    ----------    ----------    ----------
     Total....................             14    $      505             3    $       77            17    $      582
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


                                                      AT JUNE 30,
                                                ------------------------
                                                  2006           2005
                                                ---------      ---------
                                                  (DOLLARS IN THOUSANDS)

         Non-accrual loans:
            One- to four-family.............    $       8      $      71
            Multi-family residential........           --             --
            Construction....................           --             --
            Non-residential real estate and            --             --
            land............................
            Consumer and other..............           --              6
                                                ---------      ---------
              Total non-accrual loans.......            8             77
                                                ---------      ---------

         Loans 90 days or more delinquent and
            still accruing:
            One- to four-family.............          315             --
            Multi-family residential........           --             --
            Construction....................           --             --
            Non-residential real estate and            --             --
            land............................
            Consumer and other..............           --             --
                                                ---------      ---------
              Total loans 90 days or more
                delinquent and still accruing         315             --
                                                ---------      ---------

              Total non-performing loans....          323             77
                                                ---------      ---------

         Real estate owned:
            One- to four-family.............           --             84
            Multi-family residential........           --             --
            Construction....................           --             --
            Non-residential real estate and            --             --
            land............................
            Consumer and other..............           --              3
                                                ---------      ---------
              Total real estate owned.......           --             87
                                                ---------      ---------

         Total non-performing assets........    $     323      $     164
                                                =========      =========

         Ratios:
            Non-performing loans to total
            loans...........................         0.35%          0.10%
            Non-performing assets to total
            assets..........................         0.31           0.18

         For the years ended June 30, 2006 and 2005, gross interest income that would have been recorded had the non-accrual loans at the end of the period remained on accrual status throughout the period amounted to $1,000 and $4,000, respectively.

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

         When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as deemed prudent by management. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at June 30, 2006, classified assets consisted of special mention assets of $1.1 million, substandard assets of $805,000 and no assets classified as doubtful or loss.

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

                                                                  AT OR FOR THE YEARS
                                                                     ENDED JUNE 30,
                                                              ----------------------------
                                                                 2006             2005
                                                              -----------      -----------
                                                                 (DOLLARS IN THOUSANDS)


        Balance at beginning of period....................    $       362      $       336
                                                              -----------      -----------

        Charge-offs:

           One- to four-family............................             10               --
           Multi-family residential.......................             --               --
           Construction...................................             --               --
           Nonresidential real estate and land............             --               --
           Consumer and other loans.......................             --               27
                                                              -----------      -----------
             Total charge-offs............................             10               27

        Recoveries:
           One- to four-family............................             --               --
           Multi-family residential.......................             --               --
           Construction...................................             --               --
           Nonresidential real estate and land............             --               --
           Consumer and other loans.......................              1               --
                                                              -----------      -----------
             Total recoveries.............................              1               --

        Net charge-offs...................................             (9)             (27)
        Provision for loan losses.........................             89               53
                                                              -----------      -----------

        Balance at end of year............................    $       442      $       362
                                                              ===========      ===========

        Ratios:
        Net charge-offs to average loans outstanding......           0.01%            0.04%
        Allowance for loan losses to non-performing
           loans at end of period.........................         136.84           470.13
        Allowance for loan losses to total loans at
           end of period..................................           0.47             0.45

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

                                                                     AT JUNE 30,
                          -----------------------------------------------------------------------------------------
                                            2006                                         2006
                          --------------------------------------------  -------------------------------------------
                                                         PERCENT OF                                    PERCENT OF
                           ALLOWANCE        LOAN        LOANS IN EACH     ALLOWANCE        LOAN       LOANS IN EACH
                            FOR LOAN     BALANCES BY     CATEGORY TO      FOR LOAN     BALANCES BY     CATEGORY TO
                             LOSSES       CATEGORY       TOTAL LOANS       LOSSES        CATEGORY      TOTAL LOANS
                          -----------    -----------    -----------     -----------    -----------    -----------
                                                            (DOLLARS IN THOUSANDS)

One- to four-family..     $       120    $    54,598          58.66%    $       102    $    47,418          58.76%
Multi-family residential           19          3,762           4.04              16          3,168           3.93
Construction.........              13          7,370           7.92              17          8,180          10.14
Nonresidential real
   estate and land...             228         26,105          28.05             173         20,542          25.46
Consumer and other...              62          1,238           1.33              54          1,381           1.71
                          -----------    -----------    -----------     -----------    -----------    -----------

   Total.............     $       442    $    93,073         100.00%    $       362    $    80,689         100.00%
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

         GOVERNMENT SECURITIES. At June 30, 2006, we held U.S. Government agency obligations classified as available-for-sale, with a fair value of $3.4 million. While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

         MORTGAGE-BACKED SECURITIES. We invest in mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense; lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae; and increase liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae and Freddie Mac. At June 30, 2006, we held mortgage-backed securities classified as available for sale with a fair value of $423,000. All of such mortgage-backed securities were CMOs. We held no "pass-through" mortgage-backed securities at June 30, 2006.

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

         At June 30, 2006, all of our mortgage-backed securities portfolio was invested in CMOs backed by Fannie Mae and Freddie Mac. CMOs are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into "tranches" or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime interest rate caps, prepayment risk, and interest rates.

         AVAILABLE FOR SALE PORTFOLIO. The following table sets forth the composition of our available for sale portfolio at the dates indicated.

                                                        AT JUNE 30,
                                      --------------------------------------------------
                                                2006                       2005
                                      -----------------------    -----------------------
                                       AMORTIZED                  AMORTIZED
                                         COST      FAIR VALUE       COST      FAIR VALUE
                                      ----------   ----------    ----------   ----------
                                                       (IN THOUSANDS)
INVESTMENT SECURITIES:
   U.S. Government agency
     securities..................     $  3,496     $  3,360      $  3,494     $  3,452
   Corporate equity securities             150          156            44          199
   Municipal obligations.........          394          386           404          407
   Asset management funds........          500          483           500          492
                                      --------     --------      --------     --------

   Total investment securities
     available for sale..........        4,540        4,385         4,442        4,550
                                      --------     --------      --------     --------

MORTGAGE-BACKED SECURITIES:
   CMOs:
     Fannie Mae..................          431          394           669          654
     Freddie Mac.................           29           29           183          181
                                      --------     --------      --------     --------

   Total mortgage-backed
     securities available for
     sale........................          460          423           852          835
                                      --------     --------      --------     --------

   Total securities available
     for sale....................     $  5,000     $  4,808      $  5,294     $  5,385
                                      ========     ========      ========     ========

         PORTFOLIO MATURITIES AND YIELDS. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at June 30, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

                                                        MORE THAN ONE YEAR     MORE THAN FIVE YEARS
                                ONE YEAR OR LESS        THROUGH FIVE YEARS      THROUGH TEN YEARS       MORE THAN TEN YEARS
                              --------------------    ---------------------    --------------------     --------------------
                                           WEIGHTED                 WEIGHTED                WEIGHTED                 WEIGHTED
                             AMORTIZED     AVERAGE     AMORTIZED     AVERAGE    AMORTIZED    AVERAGE    AMORTIZED     AVERAGE
                               COST         YIELD        COST         YIELD       COST        YIELD       COST         YIELD
                              -------      -------     --------      -------    --------      ------     -------       ------
                                                                         (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE:

MORTGAGE-BACKED SECURITIES:
CMOs:
   Fannie Mae .............   $   57        3.78%      $   64        3.78%      $   66       3.78%      $  244        3.78%
   Freddie Mac ............       24        5.66            5        5.66          -           -           -          -
                              -------      -------    --------      -------    --------      ------     -------       ------
     Total ................   $   81        4.34%      $   69        3.92%      $   66       3.78%      $  244        3.78%
                              -------      -------    --------      -------    --------      ------     -------       ------

INVESTMENT SECURITIES:
U.S. Government agency
   securities .............   $1,000        2.50%      $  496        4.13%      $2,000       4.50%      $  -          -  %
Corporate equity securities      150        2.80          -          -             -           -           -          -
Municipal obligation ......       11        5.30           50        5.56          333       4.16          -          -
Asset management funds ....      500        4.59          -          -             -           -           -          -
                              -------      -------    --------      -------    --------      ------     -------       ------
       Total ..............   $1,661        3.17%      $  546        4.26%      $2,333       4.45%      $  -          -  %
                              -------      -------    --------      -------    --------      ------     -------       ------
   Total debt securities
     available for sale ...   $1,742                   $  615                   $2,399                  $  244
                              =======                 ========                 ========                 =======

                                     TOTAL SECURITIES
                              ---------------------------------
                                                      WEIGHTED
                             AMORTIZED                 AVERAGE
                               COST     FAIR VALUE      YIELD
                              -------   ----------    ---------

AVAILABLE FOR SALE:

MORTGAGE-BACKED SECURITIES:
CMOs:
   Fannie Mae .............   $  431      $  394         3.78%
   Freddie Mac ............       29          29         5.66
                              -------   ----------    ---------
     Total ................   $  460      $  423         3.90%
                              -------   ----------    ---------

INVESTMENT SECURITIES:
U.S. Government agency
   securities .............   $3,496      $3,360         3.88%
Corporate equity securities      150         156         2.80
Municipal obligation ......      394         386         4.37
Asset management funds ....      500         483         4.59
                              -------   ----------    ---------
       Total ..............   $4,540      $4,385         3.97%
                              -------   ----------    ---------
   Total debt securities
     available for sale ...   $5,000      $4,808
                              =======   ==========

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

         The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

                                                              AT JUNE 30,
                                   ----------------------------------------------------------------
                                                 2006                             2005
                                   -------------------------------  -------------------------------
                                                          WEIGHTED                         WEIGHTED
                                                          AVERAGE                          AVERAGE
                                    BALANCE     PERCENT     RATE     BALANCE     PERCENT     RATE
                                   ---------   --------   --------  ---------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
        DEPOSIT TYPE:
        Passbook accounts...       $  13,029     17.05%     2.39%  $  17,094       25.56%    1.78%
        Money market deposits          2,915      3.81      2.43       3,304        4.94     0.93
        NOW deposits........           6,097      7.98      0.48       6,090        9.10     0.40
                                   ---------  --------             ---------    --------
           Total transaction
             accounts.......          22,041     28.84      1.87      26,488       39.60     1.36

        Certificates of deposit       54,371     71.16      4.22      40,403       60.40     3.03
                                   ---------  --------             ---------    --------
           Total deposits...       $  76,412    100.00%     3.54%  $  66,891      100.00%    2.37%
                                   =========  ========             =========    ========

         The following table sets forth, by interest rate ranges, information concerning certificates of deposit at the dates indicated.

                                                              AT JUNE 30, 2006
                             --------------------------------------------------------------------------------
                                                             PERIOD TO MATURITY
                             --------------------------------------------------------------------------------
                              LESS THAN    ONE TO TWO      TWO TO       MORE THAN                  PERCENT OF
                               ONE YEAR       YEARS      THREE YEARS   THREE YEARS      TOTAL        TOTAL
                             -----------   -----------   -----------   -----------   -----------   ----------
                                                         (DOLLARS IN THOUSANDS)
INTEREST RATE RANGE:
   2.00% and below           $    459      $     -       $   -         $    10       $   469          0.86%
   2.01% to 3.00%.              2,652           179          -              -           2,831         5.21%
   3.01% to 4.00%.              7,369         2,154        1,012            62         10,597        19.49%
   4.01% to 5.00%.             32,266         1,714        1,714           457         36,151        66.49%
   5.01% and above              2,702         1,407           24           190          4,323         7.95%
                             --------      --------      -------       -------        -------      -------
   Total..........             45,448         5,454        2,750           719         54,371       100.00%
                             ========      ========      =======       =======        =======      =======

         As of June 30, 2006, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $26.3 million, the majority of which were retail deposits. The following table sets forth the maturity of those certificates as of June 30, 2006.

                                                              AT
                                                        JUNE 30, 2006
                                                       ---------------
                                                        (IN THOUSANDS)

         Three months or less................            $    2,430
         Over three months through six months                 8,146
         Over six months through one year....                11,337
         Over one year to three years........                 3,999
         Over three years....................                   390
                                                         ----------

         Total...............................            $   26,302
                                                         ==========

         BORROWINGS. Our borrowings consist solely of advances from the Federal Home Loan Bank of Indianapolis. At June 30, 2006, we had access to additional Federal Home Loan Bank advances of up to $36.3 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

                                                     AT OR FOR THE YEARS
                                                        ENDED JUNE 30,
                                                 ----------------------------
                                                     2005             2004
                                                 ------------    ------------
                                                      (DOLLARS IN THOUSANDS)

        Balance at end of period                 $      8,000    $      7,000
        Average balance during period            $      7,159    $      5,380
        Maximum outstanding at any month end     $     10,000    $      7,000
        Weighted average interest rate at end
           of period                                     4.90%           4.56%
        Average interest rate during period              4.72%           4.33%

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

         As of June 30, 2005, the most recent date for which comparative data is available, Dearborn Savings Association had deposits of $70.4 million in Dearborn County. These deposits represented 8.5% of all bank and thrift deposits in Dearborn County as of that date, making Dearborn Savings Association the fifth largest financial institution out of nine financial institutions in terms of deposits in the county.

LEGAL PROCEEDINGS

         We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

PERSONNEL

         As of June 30, 2006, we had 17 full-time employees and three part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

         TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Dearborn Savings Association failed to meet certain thrift asset and definitional tests. The Small Business Protection Act of 1996 eliminated these thrift-related recapture rules. However, under current law, pre-1988 reserves remain subject to tax recapture should Dearborn Savings Association make certain distributions from its tax bad debt reserve or cease to maintain a bank charter. At June 30, 2006, Dearborn Savings Association's total federal pre-1988 reserve was approximately $1.2 million. This reserve reflects the cumulative effects of federal tax deductions by Dearborn Savings Association for which no federal income tax provision has been made.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding five taxable years (for losses incurred in 2001 and 2002) and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At June 30, 2006, Dearborn Savings Association had no net operating loss carryforwards for federal income tax purposes.

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

         At June 30, 2006, Dearborn Savings Association's capital exceeded all applicable requirements.

         LOANS TO ONE BORROWER. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2006, Dearborn Savings Association was in compliance with the loans-to-one-borrower limitations.

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

         A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions. At June 30, 2006, Dearborn Savings Association maintained approximately 65.35% of its portfolio assets in qualified thrift investments, and therefore satisfied the QTL test.

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

         o the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

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

         At June 30, 2006, Dearborn Savings Association met the criteria for being considered "well-capitalized."

         INSURANCE OF DEPOSIT ACCOUNTS. Dearborn Savings Association's deposit accounts are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Dearborn Savings Association's deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%.

         On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation requires, among other things, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years). The Act also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The new legislation requires the Federal Deposit Insurance Corporation to issue regulations implementing the law. The changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from the date of the enactment of the legislation.

         Beginning April 1, 2006, deposit insurance coverage on certain retirement accounts at a bank or savings institution was increased from $100,000 to $250,000.

         Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation ("FICO") to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2006, the FICO assessment was equal to 1.28 basis points for each $100 in domestic deposits maintained at an institution.

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

         FEDERAL HOME LOAN BANK SYSTEM. Dearborn Savings Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of The Federal Home Loan Bank of Indianapolis, Dearborn Savings Association is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2006, Dearborn Savings Association was in compliance with this requirement.

         OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

         o Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

         o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

         o Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

         o Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

         o rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

         Dearborn Savings Association's operations also are subject to the:

         o Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

         o Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

         o Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check;

         o Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the "USA PATRIOT Act"), which significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the Office of Thrift Supervision require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

         o The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

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

SARBANES-OXLEY ACT OF 2002

         The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer each will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.

         Section of 404 of the Sarbanes-Oxley Act is applicable to DSA Financial Corporation under existing rules for the fiscal year ending June 30, 2009. Implementation is scheduled to begin during fiscal 2008 and is anticipated to have an impact on earnings.

EXECUTIVE OFFICERS OF THE COMPANY

         Listed below is information, as of June 30, 2006, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name                   Age       Position and Term
----                   ---       -----------------

Edward L. Fischer      54        President, Chief Executive Officer and Director
Thomas J. Sicking      66        Vice President
Steven R. Doll         54        Vice President and Chief Financial Officer
Delmar C. Schiferl     45        Vice President/Director of Lending

ITEM 2.           PROPERTY
--------------------------

         The following table provides certain information with respect to our offices as of June 30, 2006:

                                                                                  NET BOOK VALUE
          LOCATION               LEASED OR OWNED         YEAR ACQUIRED           OF REAL PROPERTY
          --------               ---------------         -------------           ----------------
Main Office                           Owned                   1961                    $43,000
118 Walnut Street
Lawrenceburg, IN 47025

Branch Office                         Owned                   1992                   $288,000
141 Ridge Avenue
Greendale, IN 47025

Future Office - Under                 Owned              2004 and 2005              $1,541,000
Construction
583 & 595 W. Eads Pkwy
Lawrenceburg, IN 47025

         The net book value of our premises, land and equipment was approximately $2.1 million at June 30, 2006.

ITEM 3.           LEGAL PROCEEDINGS
-----------------------------------

         We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At June 30, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------------

         (a)      Not applicable.

         (b)      Not applicable

         (c) There were no issuer purchases of equity securities during the fourth quarter of the 2006 fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------

         The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 7.           FINANCIAL STATEMENTS
--------------------------------------

         (a)(1)   FINANCIAL STATEMENTS
                  --------------------

         The following financial statements are incorporated by reference to our Annual Report to Shareholders:

                  o    Report of Independent Registered Public Accounting Firm
                  o Consolidated Statements of Financial Condition at June 30, 2006 and 2005
                  o Consolidated Statements of Earnings for the Years Ended June 30, 2006 and 2005
                  o Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2006 and 2005
                  o Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2006 and 2005
                  o Consolidated Statements of Cash Flows for the Years Ended Years Ended June 30, 2006 and 2005
                  o    Notes to Consolidated Financial Statements.

         (a)(2)   FINANCIAL STATEMENT SCHEDULES
                  -----------------------------

                      No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------

         None.

ITEM 8A.          CONTROLS AND PROCEDURES
-----------------------------------------

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

ITEM 8B.          OTHER INFORMATION
-----------------------------------

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
------------------------------------------------------------------------------

         Information concerning Directors of the Company is incorporated herein by reference from our definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning our executive officers.

ITEM 10.          EXECUTIVE COMPENSATION
----------------------------------------

         Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         Information concerning security ownership of certain owners and management and related stockholder matters is incorporated herein by reference from our Proxy Statement, specifically the sections captioned "Voting Securities and Principal Holders Thereof" and "Benefit Plans."

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------------

         Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

ITEM 13.          EXHIBITS
--------------------------

         The exhibits filed as a part of this Form 10-KSB are as follows:

         3.1      Certificate of Incorporation*

         3.2      Bylaws*
         4        Form of Common Stock Certificate*
         10.1     Form of Employment Agreement*
         10.2     Form of Severance Agreement*
         10.3     Executive Supplemental Retirement Income Agreement*
         10.4     Dearborn Financial Corporation 2003 Recognition and Retention
                  Plan*
         10.5     Directors' Emeritus Plan*
         10.6     Form of Directors' Deferred Compensation Agreement*
         10.7     DSA Financial Corporation 2006 Stock-Based Incentive Plan**
         13       Portions of Annual Report to Shareholders
         21       Subsidiaries of the Registrant
         23       Consent of Grant Thornton LLP
         31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002
         31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002
         32.1     Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002
         ___________________________
         * Incorporated by Reference from the Registration Statement on Form SB-2 of DSA Financial Corporation (File No. 333-113538), as amended, initially filed with the U.S. Securities and Exchange Commission on March 12, 2004.
         ** Incorporated by reference to Appendix A to the proxy statement for the DSA Financial Corporation's 2005 Annual Meeting of stockholders (Commission File No. 000-50864), filed by DSA Financial Corporation under the Securities and Exchange Act of 1934, on October 11, 2005.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICE
-------------------------------------------------------

         Information required by this Item is incorporated by reference to the Proxy Statement under the caption "Proposal II-Ratification of Independent Registered Public Accounting Firm."

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DSA FINANCIAL CORPORATION


Date: September 25, 2006                   By: /s/ Edward L. Fischer
                                              ----------------------------------
                                              Edward L. Fischer, President and
                                              Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Edward L. Fischer                  By: /s/ Robert P. Sonntag
   ----------------------------------         ----------------------------------
   Edward L. Fischer, President,              Robert P. Sonntag
     Chief Executive Officer and              Chairman of the Board
     Director
    (Principal Executive Officer)

Date: September 25, 2006                   Date: September 25, 2006


By: /s/ Steven R. Doll                     By: /s/ Ronald J. Denney
   ----------------------------------         ----------------------------------
   Steven R. Doll, Chief Financial            Ronald J. Denney
     Officer                                  Director
    (Principal Financial and
     Accounting Officer)


Date: September 25, 2006                   Date: September 25, 2006


By: /s/ David P. Lorey                     By: /s/ Richard Meador, III
   ----------------------------------         ----------------------------------
   David P. Lorey                             Richard Meador, III
   Director                                   Director


Date: September 25, 2006                   Date: September 25, 2006


By: /s/ Dennis Richter
   ----------------------------------
     Dennis Richter
     Director


Date: September 25, 2006