Form 10QSB
period 2006-09-30
DSA FINANCIAL CORP
filed 2006-11-14
CIK 1282852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 2006
                              --------------------------------------------------

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

Yes |_|          No  |X|

As of November 10, 2006, the latest practicable date, 1,684,362 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:   Yes |_|             No |X|

                                      INDEX

                                                                            Page
                                                                            ----
PART I    -    FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition                  3

               Consolidated Statements of Earnings                             4

               Consolidated Statements of Comprehensive Income                 5

               Consolidated Statements of Cash Flows                           6

               Notes to Consolidated Financial Statements                      8

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                     12

               Liquidity and Capital Resources                                15

               Controls and Procedures                                        15

PART II   -    OTHER INFORMATION                                              16

SIGNATURES                                                                    17

                            DSA FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                               SEPTEMBER 30,     JUNE 30,
         ASSETS                                                                        2006          2006
                                                                                (Unaudited)
Cash and due from banks                                                            $  1,848      $  1,920
Interest-bearing deposits in other financial institutions                               322           488
                                                                                   --------      --------
          Cash and cash equivalents                                                   2,170         2,408
Investment securities designated as available for sale - at market                    4,458         4,385
Mortgage-backed securities designated as available for sale - at market                 384           423
Loans receivable - net                                                               91,871        88,477
Office premises and equipment - at depreciated cost                                   2,570         2,092
Stock in Federal Home Loan Bank - at cost                                             1,000         1,138
Accrued interest receivable on loans                                                    455           411
Accrued interest receivable on investments                                               54            37
Bank-owned life insurance                                                             2,871         2,845
Prepaid expenses and other assets                                                       431           421
Prepaid income taxes                                                                     --            23
Deferred income taxes                                                                   431           414
                                                                                   --------      --------

         Total assets                                                              $106,695      $103,074
                                                                                   ========      ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                           $ 78,656      $ 76,412
Borrowings from the Federal Home Loan Bank                                            9,000         8,000
Advances by borrowers for taxes and insurance                                           223           128
Accounts payable on mortgage loans serviced for others                                  317            61
Accrued interest payable                                                                 28            20
Accrued income taxes                                                                    123            --
Other liabilities                                                                     1,257         1,208
                                                                                   --------      --------
         Total liabilities                                                           89,604        85,829

Stockholders' equity
  Preferred stock - 10,000 shares of $0.01 par value authorized;
     no shares issued                                                                    --            --
  Common stock - 2,500,000 shares of $0.01 par value authorized; 1,684,362 and 1,686,662 shares issued and outstanding as of September 30, 2006 and
     June 30, 2006, respectively                                                         17            17
  Additional paid-in capital                                                         10,817        10,817
  Shares acquired by stock benefit plans                                             (1,161)       (1,161)
  Treasury stock - at cost, 2,300 shares at September 30, 2006                          (29)           --
  Retained earnings, restricted                                                       7,509         7,682
  Accumulated comprehensive loss, net of related tax benefits                           (62)         (110)
                                                                                   --------      --------
         Total stockholders' equity                                                  17,091        17,245
                                                                                   --------      --------
         Total liabilities and stockholders' equity                                $106,695      $103,074
                                                                                   ========      ========

                            DSA FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                  2006     2005
Interest income
  Loans                                                         $1,488   $1,182
  Mortgage-backed securities                                         4        7
  Investment securities                                             44       38
  Interest-bearing deposits and other                               27       42
      Total interest income                                      1,563    1,269

Interest expense
  Deposits                                                         718      424
  Borrowings                                                       108       82
                                                                ------   ------
      Total interest expense                                       826      506
                                                                ------   ------
      Net interest income                                          737      763

Provision for losses on loans                                       15        7
                                                                ------   ------
      Net interest income after provision
        for losses on loans                                        722      756

Other income (expense)
  Gain on sale of loans                                             13       11
  Loss on sale of real estate acquired through foreclosure          --       (3)
  Bank-owned life insurance                                         25       20
  Other operating                                                   61       57
                                                                ------   ------
      Total other income                                            99       85

General, administrative and other expense
  Employee compensation and benefits                               366      325
  Occupancy and equipment                                           34       38
  Data processing                                                   35       34
  Other operating                                                  129      134
                                                                ------   ------
      Total general, administrative and other expense              564      531
                                                                ------   ------
      Earnings before income taxes                                 257      310
Income taxes
  Current                                                          143      114
  Deferred                                                         (51)       1
                                                                ------   ------
      Total income taxes                                            92      115
                                                                ------   ------
      NET EARNINGS                                              $  165   $  195
                                                                ======   ======
      EARNINGS PER SHARE
        Basic and diluted                                       $ 0.10   $ 0.12
                                                                ======   ======
      DIVIDENDS DECLARED PER SHARE                              $ 0.20   $ 0.20
                                                                ======   ======

                            DSA FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                   (Unaudited)
                                 (In thousands)

                                                                 2006     2005

Net earnings                                                     $165     $195

Other comprehensive income, net of related tax effects:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $34 and $(18) during
    the respective periods                                         48      (25)
                                                                 ----     ----

Comprehensive income                                             $213     $170
                                                                 ====     ====
Accumulated comprehensive income (loss)                          $(62)    $ 28
                                                                 ====     ====

                            DSA FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                   (Unaudited)
                                 (In thousands)

                                                                           2006       2005
Cash flows from operating activities:
  Net earnings for the period                                           $   165   $   195
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                       --        (3)
    Amortization of deferred loan origination fees                           (1)       (1)
    Amortization of mortgage servicing rights                                --        11
    Provision for losses on loans                                            15         7
    Depreciation and amortization                                            18        22
    Loss on sale of real estate acquired through foreclosure                 --         3
    Origination of loans for sale in the secondary market                  (827)     (532)
    Proceeds from sale of loans in the secondary market                     833       539
    Gain on sale of loans                                                    (6)       (7)
    Increase in cash surrender value of life insurance                      (26)      (20)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                  (44)        2
      Accrued interest receivable on investments                            (17)      (18)
      Prepaid expenses and other assets                                     (10)       82
      Accounts payable on mortgage loans serviced for others                256        (3)
      Accrued interest payable                                                8         1
      Other liabilities                                                      49        27
      Income taxes
        Current                                                             146       115
        Deferred                                                            (51)        1
                                                                        -------   -------
          Net cash provided by operating activities                         508       421

Cash flows used in investing activities:
  Principal repayments on mortgage-backed securities                         48       143
  Principal repayments on loans                                           5,835     6,181
  Loan disbursements                                                     (8,301)   (7,959)
  Loans purchased                                                          (942)       --
  Purchase of office premises and equipment                                (496)       (7)
  Decrease in certificates of deposit in other financial institutions        --       800
  Purchase of bank-owned life insurance                                      --      (900)
  Redemption of bank-owned life insurance                                    --        24
  Redemption of Federal Home Loan Bank stock                                138        --
  Proceeds from sale of real estate acquired through foreclosure             --        51
  Improvements to real estate acquired through foreclosure                   --        (4)
                                                                        -------   -------
          Net cash used in investing activities                          (3,718)   (1,671)
                                                                        -------   -------
          Net cash used in operating and investing activities
            (balance carried forward)                                    (3,210)   (1,250)
                                                                        -------   -------

                            DSA FINANCIAL CORPORATION

                    For the three months ended September 30,
                                   (Unaudited)
                                 (In thousands)

                                                                              2006      2005
         Net cash used in operating and investing activities
           (balance brought forward)                                       $(3,210)  $(1,250)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                           2,244       471
  Repayment of Federal Home Loan Bank borrowings                            (5,500)       --
  Proceeds from Federal Home Loan Bank borrowings                            6,500        --
  Advances by borrowers for taxes and insurance                                 95        91
  Purchase of treasury stock                                                   (29)       --
  Dividends paid on common stock                                              (338)     (329)
                                                                           -------   -------
         Net cash provided by financing activities                           2,972       233
                                                                           -------   -------

Net decrease in cash and cash equivalents                                     (238)   (1,017)

Cash and cash equivalents at beginning of period                             2,408     4,043
                                                                           -------   -------

Cash and cash equivalents at end of period                                 $ 2,170   $ 3,026
                                                                           =======   =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                           $    --   $    --
                                                                           =======   =======
    Interest on deposits and borrowings                                    $   818   $   505
                                                                           =======   =======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                   $    48   $   (25)
                                                                           =======   =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                           $     7   $     4
                                                                           =======   =======

  Transfers from loans to real estate acquired through foreclosure         $    --   $    60
                                                                           =======   =======

  Loans originated upon sale of real estate acquired through foreclosure   $    --   $    37
                                                                           =======   =======

                            DSA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2006 and 2005

1.   Basis of Presentation
     ---------------------

The Board of Directors of Dearborn Mutual Holding Company (the "M.H.C.") adopted a Plan of Conversion (the "Plan") in fiscal 2004. Pursuant to the Plan, which was completed effective in fiscal 2005, the M.H.C. converted from the mutual holding company form of organization to the fully public form. The M.H.C., the mutual holding company parent of Dearborn Financial Corporation, merged into Dearborn Savings Association F.A. ("Dearborn Savings" or the "Association"), and as a result the M.H.C. was merged out of existence. Pursuant to the Plan, Dearborn Financial Corporation, which owned 100% of Dearborn Savings, was succeeded by a new Delaware corporation named DSA Financial Corporation ("DSA Financial" or the "Corporation"). As part of the conversion, the M.H.C.'s ownership interest, as formerly evidenced by 250,000 shares of Dearborn Financial Corporation common stock, was sold in a subscription and community offering and to a newly-formed Employee Stock Ownership Plan. Shares of existing stockholders of Dearborn Financial Corporation were exchanged for shares of DSA Financial, pursuant to an exchange ratio of 3.3926-to-one. The offering resulted in proceeds, net of costs related to the offering, of $7.2 million. Following the completion of the Plan, DSA Financial had 1,644,242 total shares issued. Following the completion of the conversion, all of the capital stock of Dearborn Savings was held by DSA Financial.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended June 30, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month periods ended September 30, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   Principles of Consolidation
     ---------------------------

The consolidated financial statements include the accounts of the Corporation and the Association. All intercompany transactions and balances have been eliminated.

3.   Earnings Per Share
     ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released, and were restated for the effects of the Corporation's reorganization and related stock offering. Weighted-average common shares deemed outstanding, which gives effect to a reduction for 53,241 unallocated shares held by the ESOP, totaled 1,633,271 for the three-month period ended September 30, 2006. Weighted-average common shares deemed outstanding, which gives effect to a reduction for 60,130 unallocated shares held by the ESOP, totaled 1,584,112 for the three-month period ended September 30, 2005.

The Corporation had no dilutive or potentially dilutive securities at September 30, 2006 and 2005.

At the Annual Meeting of Stockholders held in November 2005, the Corporation's shareholders approved the DSA Financial Corporation 2005 Stock-Based Incentive Plan. On April 20, 2006, the Corporation awarded 42,420 shares of restricted stock to directors and certain officers and employees of the Corporation. These awards will vest over a five-year period beginning on the date of the award.

                            DSA FINANCIAL CORPORATION

             For the three months ended September 30, 2006 and 2005

4.   Effects of Recent Accounting Pronouncements
     -------------------------------------------

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 123, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123(R) "Share-Based Payment," requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

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

Compensation cost is required to be recognized in the first annual or interim period that begins after December 15, 2005, or January 1, 2006 as to the Corporation. The Corporation currently has a stock option plan that will be subject to the provisions of SFAS No. 123(R). However, at the time of this filing, no stock options have been granted.

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

                            DSA FINANCIAL CORPORATION

             For the three months ended September 30, 2006 and 2005

4.   Effects of Recent Accounting Pronouncements (continued)
     -------------------------------------------------------

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

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, or July 1, 2007 as to the Corporation, with earlier application permitted. The Corporation has adopted the provisions of SFAS No. 156 effective July 1, 2006, without material effect on the Corporation's financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans: An Amendment of FASB Statements No. 87, 88, 106 and 132R." The Statement requires recognition of the funded status of postretirement benefit plans in the consolidated statement of financial condition. An employer must recognize an asset or liability in its statement of financial condition for the difference between the fair value of the plan assets and the projected benefit obligations. Changes in the plan's funded status must be recognized, in the year of change, in comprehensive income.

Additionally, the Statement will generally require entities to measure the funded status of the plan as of the date of the year-end statement of financial condition.

The recognition provisions of this Statement are effective for fiscal years ending after December 31, 2006, or June 30, 2007, as to the Corporation. Application as of the end of an earlier fiscal year is encouraged. The Statement is to be applied as of the end of the year adopted. Retrospective application is prohibited.

The provisions that may require an entity to change the plan measurement date are effective for fiscal years ending after December 31, 2008, or June 30, 2009, as to the Corporation.

Management is currently evaluating the requirements of SFAS No. 158 but does not expect it to have a material effect on its consolidated statement of financial condition and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

                            DSA FINANCIAL CORPORATION

             For the three months ended September 30, 2006 and 2005

4.   Effects of Recent Accounting Pronouncements (continued)
     -------------------------------------------------------

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used, or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of July 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

Management is currently evaluating the requirements of SAB 108 but does not expect it to have a material adverse effect on the Corporation's financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, or July 1, 2007 as to the Corporation. The Corporation is currently evaluating the requirements of FIN 48 but has not quantified the effects of adoption, if any.

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

Critical Accounting Policies
----------------------------

There were no material changes to the Corporation's critical accounting policies since that disclosed in the Corporation's Form 10-KSB as of June 30, 2006.

Discussion of Financial Condition Changes from June 30, 2006 to September 30,
2006
-----------------------------------------------------------------------------

ASSETS. Total assets increased $3.6 million, or 3.5%, to $106.7 million at September 30, 2006, from $103.1 million at June 30, 2006. The increase in assets resulted from a $3.4 million increase in loans, to $91.9 million at September 30, 2006 from $88.5 million at June 30, 2006, and a $478,000 increase in office premises and equipment, to $2.6 million at September 30, 2006 from $2.1 million at June 30, 2006, partially offset by a $238,000 decrease in cash and cash equivalents to $2.2 million at September 30, 2006 from $2.4 million at June 30, 2006. The increase in office premises and equipment, is due to the on-going construction of our new headquarters expected to be placed in service by early December, 2006. The increase in loans reflected increases of $1.5 million in one- to four-family residential real estate, $615,000 in multi-family residential real estate and $825,000 in nonresidential real estate and land loans. Throughout fiscal 2005 and through the first two quarters of fiscal 2006, we had opted to retain a majority of our recently originated fixed-rate, one- to four-family residential real estate loans in our portfolio due to our strong capital position. However, we have recently begun to sell a greater percentage of our current loan production. In addition, we maintain construction loans, nonresidential real estate and land loans in our portfolio because they are originated at favorable rates of interest compared to one- to four-family residential real estate loans and assist us in managing interest rate risk.

LIABILITIES. Total liabilities increased $3.8 million, or 4.4%, to $89.6 million at September 30, 2006 from $85.8 million at June 30, 2006. The increase in liabilities reflects a $2.2 million, or 2.9%, increase in deposits, to $78.7 million at September 30, 2006 from $76.4 million at June 30, 2006 and a $1.0 million, or 12.5%, increase in Federal Home Loan Bank advances to $9.0 million at September 30, 2006 from $8.0 million at June 30, 2006. The increase in deposits consisted of an increase of $3.9 million in certificates of deposit, partially offset by a decrease of $823,000 in passbook accounts and a $824,000 decrease in Money Market/NOW Accounts. The growth in certificates of deposit was due to the higher interest rates offered during the period.

STOCKHOLDERS' EQUITY. Stockholders' equity decreased $154,000, or 0.9%, to $17.1 million at September 30, 2006, reflecting the purchase of $29,000 in treasury stock coupled with dividends paid of $338,000, which were partially offset by net earnings of $165,000 and a decrease of $48,000 in unrealized losses on securities available for sale. Dividends paid included a special dividend of $0.095 per share in addition to the $0.105 per share that has been paid rather consistently. The $48,000 decrease in unrealized losses was due to improved conditions in the interest rate markets, which increased the value of our investment portfolio.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2006 and 2005
-------------------------------------------------------------------------------

GENERAL. Net earnings decreased $30,000, or 15.4%, to $165,000 for the three months ended September 30, 2006, from $195,000 for the three months ended September 30, 2005. The decrease resulted primarily from a $26,000 decrease in net interest income and a $33,000 increase in general, administrative and other expense, which were partially offset by an increase of $14,000 in other income.

INTEREST INCOME. Interest income was $1.6 million for the three months ended September 30, 2006, an increase of $294,000, or 23.2%, over the $1.3 million recorded for the three months ended September 30, 2005. Material changes occurred primarily in interest income on loans.

Interest income on loans increased $306,000, or 25.9%, to $1.5 million for the three months ended September 30, 2006 from $1.2 million for the three months ended September 30, 2005. The increase was due primarily to a $13.4 million, or 17.4%, increase in the average balance of loans outstanding, and an increase of 44 basis points in the average yield, to 6.59% for the three months ended September 30, 2006, from 6.15% for the three months ended September 30, 2005.

INTEREST EXPENSE. Interest expense increased $320,000, or 63.2%, to $826,000 for the three months ended September 30, 2006 from $506,000 for the three months ended September 30, 2005. The increase in interest expense resulted from a $294,000 increase in interest expense on deposits and a $26,000 increase in interest expense on borrowed money.

Interest expense on deposits increased $294,000, or 69.3%, to $718,000 for the three months ended September 30, 2006 from $424,000 for the three months ended September 30, 2005. The increase was due to a 112 basis point increase in the average rate paid on deposits to 3.54% for the three months ended September 30, 2006 from 2.42% for the same period in 2005, and an increase in the average balance of deposits outstanding of $10.2 million, or 15.2%. The average balance of certificates of deposit increased $14.3 million, or 34.5%, and the average rate paid increased 114 basis points, to 4.38% for the three months ended September 30, 2006 from 3.24% for the three months ended September 30, 2005. The average balance of passbook accounts decreased by $4.0 million, or 24.2%, while the average cost of passbook accounts increased by 64 basis points to 2.41% for the period. The increase in the cost of deposits was due to the increase in interest rates in the overall economy during the period. The interest rates offered on deposits by Dearborn Savings were increased to match rates offered by competitors to maintain deposit share.

Interest expense on borrowings increased $26,000, or 31.7%, to $108,000 for the three months ended September 30, 2006 from $82,000 for the three months ended September 30, 2005. The increase was due to a 42 basis point increase in the average rate paid on borrowings to 5.10% for the three months ended September 30, 2006 from 4.68% for the same period in 2005, and an increase in the average balance of borrowings outstanding of $1.4 million, or 19.9%. Management increased borrowings between periods primarily to fund loan growth.

NET INTEREST INCOME. The foregoing changes in our interest income and our interest expense resulted in a $26,000, or 3.4%, decrease in net interest income, to $737,000 for the three months ended September 30, 2006, from $763,000 for the three months ended September 30, 2005. Our interest rate spread decreased to 2.62% in the 2006 quarter from 3.16% in the 2005 quarter and our net interest margin decreased to 3.04% during the 2006 quarter from 3.53% during the 2005 quarter, while average net interest-earning assets decreased to $11.4 million for the three months ended September 30, 2006 from $12.4 million for the three months ended September 30, 2005.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2006 and 2005 (continued)
-------------------------------------------------------------------------------

PROVISION FOR LOSSES ON LOANS. We establish provisions for losses on loans, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. Management recorded a provision of $15,000 and $7,000 for the three months ended September 30, 2006 and 2005, respectively. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses was $457,000, or 0.48%, of gross loans outstanding at September 30, 2006, as compared with $360,000, or 0.43%, of gross loans outstanding at June 30, 2005. The level of the allowance is based on estimates, and ultimate losses may vary from the estimates.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis and establishes the provision for losses on loans based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Nonperforming loans totaled $457,000, or 0.50% of total loans at September 30, 2006, compared to $296,000, or 0.38% of total loans at September 30, 2005. Nonperforming loans consisted solely of one- to four-family residential loans at September 30, 2006. Management expects no losses on these nonperforming loans. The provision for losses on loans for the three months ended September 30, 2006 was predicated primarily upon growth in the portfolio of loans secured by land and nonresidential real estate and loans secured by junior liens on one- to four-family residential real estate.

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

OTHER INCOME. Other income increased $14,000, or 16.5%, to $99,000 for the three months ended September 30, 2006 from $85,000 for the three months ended September 30, 2005. The were relatively minor increases in all categories of other income. We sold $827,000 of loans during the three months ended September 30, 2006 compared to $532,000 of such sales during the three months ended September 30, 2005. The increase in sales volume resulted from management's recent decision during the current period to begin selling certain one- to four-family fixed-rate residential loans, however, demand was somewhat limited by market conditions.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense increased $33,000, or 6.2%, to $564,000 for the three months ended September 30, 2006 from $531,000 for the three months ended September 30, 2005. The increase resulted primarily from a $41,000, or 12.6%, increase in employee compensation and benefits expense, to $366,000 for the three months ended September 30, 2006 from $325,000 for the three months ended September 30, 2005, primarily offset by a decrease in other operating expense of $5,000, or 3.7%, to $129,000 for the three-month period ended September 30, 2006 from $134,000 for the three-month period ended September 30, 2005. The increase in employee compensation and benefits resulted from normal merit increases and increases in benefit plan costs, including the directors deferred compensation plan and the Stock-Based Incentive Plan (Plan). This Plan was approved by the Corporation's shareholders at the Annual Meeting of Shareholders held in November, 2005. The decrease in other operating expense resulted primarily from a decrease in legal fees and Delaware franchise tax partially offset by an increase in professional and consulting fees.

INCOME TAXES. The provision for income taxes was $92,000 for the three months ended September 30, 2006 and $115,000 for the three months ended September 30, 2005, reflecting effective tax rates of 35.8% and 37.1%, respectively.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources
-------------------------------

The Corporation has entered into a contract with a builder providing for the construction of a new headquarters for Dearborn Savings. The building is being constructed on land previously acquired in Lawrenceburg, Indiana at the intersection of U.S. Route 50 and Indiana Route 48. Management currently expects to occupy approximately seventy percent of the building and lease the remainder. The space occupied by the Corporation will include full service banking facilities, as well as administrative offices. Construction began in December 2005 and is expected to be concluded by December 2006. Management has estimated costs of construction, equipment and furnishings to amount to $1.9 million, of which $911,000 has been incurred and paid as of September 30, 2006.

There were no other material changes to the Corporation's liquidity and capital resources since that disclosed in the Corporation's Form 10-KSB as of June 30, 2006.

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

There were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

         Not applicable

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


Date: November 14, 2006                By: /s/ Edward L. Fischer
                                           ------------------------------------
                                           Edward L. Fischer
                                           President and Chief Executive Officer


Date: November 14, 2006                By: /s/ Steven R. Doll
                                           -------------------------------------
                                           Steven R. Doll
                                           Chief Financial Officer