Form 10QSB
period 2006-12-31
DSA FINANCIAL CORP
filed 2007-02-14
CIK 1282852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 2006
                              --------------------------------

                                       OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-50864
                   --------

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

Yes [X]   No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]   No [X]

As of February 9, 2007, the latest practicable date, 1,677,962 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                      3

          Consolidated Statements of Earnings                                 4

          Consolidated Statements of Comprehensive Income                     5

          Consolidated Statements of Cash Flows                               6

          Notes to Consolidated Financial Statements                          8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                         12

          Liquidity and Capital Resources                                    17

          Controls and Procedures                                            17

PART II - OTHER INFORMATION                                                  18

SIGNATURES                                                                   20

                            DSA FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                              DECEMBER 31,   JUNE 30,
                                                                                      2006       2006
                                                                               (Unaudited)
                                                                              ------------   --------
                                     ASSETS

Cash and due from banks                                                         $  2,469     $  1,920
Interest-bearing deposits in other financial institutions                            647          488
                                                                                --------     --------
      Cash and cash equivalents                                                    3,116        2,408

Investment securities designated as available for sale - at market                 4,483        4,385
Mortgage-backed securities designated as available for sale - at market              353          423
Loans receivable - net                                                            93,192       88,477
Office premises and equipment - at depreciated cost                                3,323        2,092
Stock in Federal Home Loan Bank - at cost                                            937        1,138
Accrued interest receivable on loans                                                 457          411
Accrued interest receivable on investments                                            24           37
Bank-owned life insurance                                                          2,899        2,845
Prepaid expenses and other assets                                                    467          421
Prepaid income taxes                                                                  --           23
Deferred income taxes                                                                418          414
                                                                                --------     --------
      Total assets                                                              $109,669     $103,074
                                                                                ========     ========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                        $ 82,538     $ 76,412
Borrowings from the Federal Home Loan Bank                                         8,500        8,000
Advances by borrowers for taxes and insurance                                        185          128
Accounts payable on mortgage loans serviced for others                                36           61
Accrued interest payable                                                              40           20
Accrued income taxes                                                                  61           --
Other liabilities                                                                  1,196        1,208
                                                                                --------     --------
      Total liabilities                                                           92,556       85,829

Stockholders' equity
   Preferred stock - 10,000 shares of $0.01 par value authorized;
      no shares issued                                                                --           --
   Common stock - 2,500,000 shares of $0.01 par value authorized; 1,686,662
      shares issued as of December 31, 2006 and June 30, 2006                         17           17
   Additional paid-in capital                                                     10,817       10,817
   Shares acquired by stock benefit plans                                         (1,161)      (1,161)
   Treasury stock - at cost, 4,100 shares at December 31, 2006                       (52)          --
   Retained earnings, restricted                                                   7,539        7,682
   Accumulated comprehensive loss, net of related tax benefits                       (47)        (110)
                                                                                --------     --------
      Total stockholders' equity                                                  17,113       17,245
                                                                                --------     --------
      Total liabilities and stockholders' equity                                $109,669     $103,074
                                                                                ========     ========

                            DSA FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                               FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                 ENDED DECEMBER 31,   ENDED DECEMBER 31,
                                                               --------------------   ------------------
                                                                   2006     2005         2006     2005
                                                                  ------   ------       ------   ------
Interest income
   Loans                                                          $1,531   $1,278       $3,019   $2,460
   Mortgage-backed securities                                          4        6            8       13
   Investment securities                                              44       39           88       77
   Interest-bearing deposits and other                                29       28           56       70
                                                                  ------   ------       ------   ------
      Total interest income                                        1,608    1,351        3,171    2,620

Interest expense
  Deposits                                                           799      480        1,518      904
  Borrowings                                                         105       90          212      172
                                                                  ------   ------       ------   ------
      Total interest expense                                         904      570        1,730    1,076
                                                                  ------   ------       ------   ------
      Net interest income                                            704      781        1,441    1,544

Provision for losses on loans                                         15       24           30       31
                                                                  ------   ------       ------   ------
      Net interest income after provision
         for losses on loans                                         689      757        1,411    1,513

Other income
   Gain on sale of loans                                              20        4           33       15
   Gain on sale of investment and mortgage-backed securities          --      159           --      159
   Gain on sale of office premises                                   122       --          122       --
   Loss on sale of real estate acquired through foreclosure           --       (7)          --      (10)
   Cash surrender value of bank-owned life insurance                  28       26           53       46
   Other operating                                                    63       43          124      100
                                                                  ------   ------       ------   ------
      Total other income                                             233      225          332      310

General, administrative and other expense
   Employee compensation and benefits                                357      321          723      646
   Occupancy and equipment                                            37       38           70       76
   Data processing                                                    39       34           75       68
   Other operating                                                   163      168          292      302
                                                                  ------   ------       ------   ------
      Total general, administrative and other expense                596      561        1,160    1,092
                                                                  ------   ------       ------   ------
      Earnings before income taxes                                   326      421          583      731

Income taxes
   Current                                                           121      209          264      323
   Deferred                                                           (1)     (62)         (52)     (61)
                                                                  ------   ------       ------   ------
      Total income taxes                                             120      147          212      262
                                                                  ------   ------       ------   ------
      NET EARNINGS                                                $  206   $  274       $  371   $  469
                                                                  ======   ======       ======   ======
      EARNINGS PER SHARE
       Basic and diluted                                          $  .13   $  .17       $  .23   $  .29
                                                                  ======   ======       ======   ======
      DIVIDENDS DECLARED PER SHARE                                $ .105   $ .105       $ .305   $ .305
                                                                  ======   ======       ======   ======

                            DSA FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)
                                 (In thousands)

                                                                FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                 ENDED DECEMBER 31,    ENDED DECEMBER 31,
                                                                --------------------   ------------------
                                                                     2006   2005           2006   2005
                                                                     ----   ----           ----   ----
Net earnings                                                         $206   $274           $371   $469

Other comprehensive income, net of tax:
   Unrealized holding gains (losses) on securities during the period, net of (taxes) benefits of $(11), $16, $(48)
      and $35 during the respective periods                            15    (22)            63    (47)
   Reclassification adjustment for realized gains included in earnings, net of tax benefits of $ --, $68, $ --  and
      $68 during the respective periods                                --    (91)            --    (91)
                                                                     ----   ----           ----   ----
Comprehensive income                                                 $221   $161           $434   $331
                                                                     ====   ====           ====   ====
Accumulated comprehensive loss                                       $(47)  $(85)          $(47)  $(85)
                                                                     ====   ====           ====   ====

                            DSA FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the six months ended December 31, 2006 and 2005
                                   (Unaudited)
                                 (In thousands)

                                                                           2006       2005
                                                                         --------   --------
Cash flows from operating activities:
   Net earnings for the period                                           $    371   $    469
   Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
      Amortization and accretion, net                                          (2)        14
      Provision for losses on loans                                            30         31
      Depreciation and amortization                                            37         42
      Increase in cash surrender value of bank-owned life insurance           (54)       (46)
      Loss on sale of real estate acquired through foreclosure                 --         10
      Gain on sale of investment and mortgage-backed securities
         designated as available for sale                                      --       (159)
      Origination of loans for sale in the secondary market                (2,480)      (873)
      Proceeds from sale of loans in the secondary market                   2,165        881
      Gain on sale of loans                                                   (15)        (8)
      Gain on sale of office premises                                        (122)        --
      Federal Home Loan Bank stock dividends                                  (12)        --
      Increase (decrease) in cash due to changes in:
         Accrued interest receivable on loans                                 (46)       (23)
         Accrued interest receivable on investments                            13         (1)
         Prepaid expenses and other assets                                    (46)        30
         Accounts payable on mortgage loans serviced for others               (25)        36
         Accrued interest payable                                              20          2
         Other liabilities                                                    (12)       112
         Income taxes
           Current                                                             84         39
           Deferred                                                           (52)       (61)
                                                                         --------   --------
                  Net cash provided by (used in) operating activities        (146)       495

Cash flows used in investing activities:
   Proceeds from sale of investment securities designated as available
      for sale                                                                 --        203
   Principal repayments on mortgage-backed securities                          83        241
   Principal repayments on loans                                           12,615     11,236
   Loan disbursements                                                     (15,786)   (18,460)
   Loans purchased                                                         (1,242)        --
   Purchase of office premises and equipment                               (1,306)       (55)
   Proceeds from sale of office premises and equipment                        160         --
   Decrease in certificates of deposit in other financial institutions         --        800
   Purchase of bank-owned life insurance                                       --       (900)
   Redemption of bank-owned life insurance                                     --         23
   Redemption of Federal Home Loan Bank stock                                 213         --
   Proceeds from sale of real estate acquired through foreclosure, net         --        100
                                                                         --------   --------
                  Net cash used in investing activities                    (5,263)    (6,812)
                                                                         --------   --------
                  Net cash used in operating and investing activities
                     (balance carried forward)                             (5,409)    (6,317)
                                                                         --------   --------

                            DSA FINANCIAL CORPORATION

               For the six months ended December 31, 2006 and 2005
                                   (Unaudited)
                                 (In thousands)

                                                                              2006      2005
                                                                            -------   -------
         Net cash used in operating and investing activities
            (balance brought forward)                                       $(5,409)  $(6,317)
Cash flows provided by (used in) financing activities:
   Net increase (decrease) in deposit accounts                                6,126     6,798
   Repayment of Federal Home Loan Bank borrowings                            (8,300)   (3,000)
   Proceeds from Federal Home Loan Bank borrowings                            8,800     3,000
   Advances by (disbursements for) borrowers for taxes and insurance             57       (56)
   Purchase of treasury stock                                                   (52)       --
   Dividends on common stock                                                   (514)     (502)
                                                                            -------   -------
            Net cash provided by financing activities                         6,117     6,240
                                                                            -------   -------
Net increase (decrease) in cash and cash equivalents                            708       (77)

Cash and cash equivalents at beginning of period                              2,408     4,043
                                                                            -------   -------
Cash and cash equivalents at end of period                                  $ 3,116   $ 3,966
                                                                            =======   =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes                                                          $   180   $   284
                                                                            =======   =======
      Interest on deposits and borrowings                                   $ 1,710   $ 1,074
                                                                            =======   =======
Supplemental disclosure of noncash investing activities:
   Unrealized gains (losses) on securities designated as available
      for sale, net of related tax effects                                  $    63   $   (47)
                                                                            =======   =======
   Recognition of mortgage servicing rights in accordance with
      SFAS No. 140                                                          $    18   $     7
                                                                            =======   =======
   Transfers from loans to real estate acquired through foreclosure         $    --   $   278
                                                                            =======   =======
   Loans originated upon sale of real estate acquired through foreclosure   $    --   $    37
                                                                            =======   =======

                            DSA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 2006 and 2005

1.   Basis of Presentation
     ---------------------

The Board of Directors of Dearborn Mutual Holding Company (the "M.H.C.") completed a Plan of Conversion (the "Plan") in fiscal 2005. Pursuant to the Plan, the M.H.C. converted from the mutual holding company form of organization to the fully public form. The M.H.C., the mutual holding company parent of Dearborn Financial Corporation, merged into Dearborn Savings Association F.A. ("Dearborn Savings" or the "Association"), and as a result the M.H.C. was merged out of existence. In addition, Dearborn Financial Corporation, which owned 100% of Dearborn Savings, was succeeded by a new Delaware corporation named DSA Financial Corporation ("DSA Financial" or the "Corporation"). As part of the conversion, the M.H.C.'s ownership interest, as formerly evidenced by 250,000 shares of Dearborn Financial Corporation common stock, was sold in a subscription and community offering and to a newly-formed Employee Stock Ownership Plan (the "ESOP"). Shares of existing stockholders of Dearborn Financial Corporation were exchanged for shares of DSA Financial, pursuant to an exchange ratio of 3.3926-to-one. The offering resulted in proceeds, net of costs related to the offering, of $7.2 million. Following the completion of the Plan, DSA Financial had 1,644,242 total shares issued. Following the completion of the conversion, all of the capital stock of Dearborn Savings was held by DSA Financial.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Corporation for the year ended June 30, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended December 31, 2006, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.   Principles of Consolidation
     ---------------------------

The consolidated financial statements include the accounts of the Corporation and the Association. All intercompany transactions and balances have been eliminated.

3.   Earnings Per Share
     ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released, and were previously restated for the effects of the Corporation's reorganization and related stock offering. Weighted-average common shares deemed outstanding, which gives effect to a reduction for 53,241 unallocated shares held by the ESOP, totaled 1,630,730 and 1,632,000 for the three- and six-month period ended December 31, 2006. For both the three- and six-month period ended December 31, 2005, weighted-average common shares deemed outstanding totaled 1,584,112, which gives effect to 60,130 unallocated ESOP shares.

The Corporation had no dilutive or potentially dilutive securities at December 31, 2006 and 2005.

At the Annual Meeting of Stockholders held in November 2005, the Corporation's shareholders approved the DSA Financial Corporation 2005 Stock-Based Incentive Plan. On April 20, 2006, the Corporation awarded 42,420 shares of restricted stock to directors and certain officers and employees of the Corporation. These awards will vest over a five-year period beginning on the date of the award.

                            DSA FINANCIAL CORPORATION

          For the six and three months ended December 31, 2006 and 2005

4.   Effects of Recent Accounting Pronouncements
     -------------------------------------------

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 123, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123(R), "Share-Based Payment," requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

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

Compensation cost is required to be recognized in the first annual or interim period that begins after December 15, 2005, or July 1, 2006 as to the Corporation. The Corporation currently has a stock-based incentive option plan that will be subject to the provisions of SFAS No. 123(R). However, at the time of this filing, no stock-based incentive options have been granted under that plan.

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

                            DSA FINANCIAL CORPORATION

          For the six and three months ended December 31, 2006 and 2005

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

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. The Corporation currently uses the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Corporation's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods.

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

Management is currently evaluating the requirements of SAB 108 but does not currently expect it to have a material adverse effect on the Corporation's financial position or results of operations.

                            DSA FINANCIAL CORPORATION

          For the six and three months ended December 31, 2006 and 2005

4.   Effects of Recent Accounting Pronouncements (continued)
     -------------------------------------------------------

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, or July 1, 2007 as to the Corporation. The Corporation is currently evaluating the requirements of FIN 48 and has not quantified the effects of adoption, if any.

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

Critical Accounting Policies
----------------------------

There were no material changes to the Corporation's critical accounting policies which were disclosed in the Corporation's Form 10-KSB as of June 30, 2006.

Discussion of Financial Condition Changes from June 30, 2006 to December 31,
2006
----------------------------------------------------------------------------

ASSETS. Total assets increased $6.6 million, or 6.4%, to $109.7 million at December 31, 2006, from $103.1 million at June 30, 2006. The increase in assets resulted from a $4.7 million increase in loans, to $93.2 million at December 31, 2006 from $88.5 million at June 30, 2006, a $1.2 million increase in office premises and equipment, to $3.3 million at December 31, 2006 from $2.1 million at June 30, 2006, and a $708,000 increase in cash and cash equivalents to $3.1 million at December 31, 2006 from $2.4 million at June 30, 2006. The increase in office premises and equipment, is due to the newly completed construction of our headquarters which was opened in January 2007. The increase in loans primarily reflects increases of $1.7 million in one- to four-family residential real estate, $589,000 in multi-family residential real estate and $1.5 million in nonresidential real estate and land loans. Throughout fiscal 2005 and through the first two quarters of calendar 2006, we opted to retain a majority of our recently originated fixed-rate, one- to four-family residential real estate loans in our portfolio due to our strong capital position. However, since the beginning of fiscal 2007, we have sold a greater percentage of our current loan production. In addition, we maintain construction loans, nonresidential real estate and land loans in our portfolio because they are originated at favorable rates of interest compared to one- to four-family residential real estate loans and assist us in managing interest rate risk.

LIABILITIES. Total liabilities increased $6.7 million, or 7.8%, to $92.6 million at December 31, 2006 from $85.8 million at June 30, 2006. The increase in liabilities reflects a $6.1 million, or 8.0%, increase in deposits, to $82.5 million at December 31, 2006 from $76.4 million at June 30, 2006 and a $500,000, or 6.3%, increase in Federal Home Loan Bank advances to $8.5 million at December 31, 2006 from $8.0 million at June 30, 2006. The increase in deposits consisted of an increase of $6.4 million in certificates of deposit and a $1.0 million increase in Money Market/NOW Accounts, partially offset by a decrease of $1.3 million in passbook accounts. The growth in certificates of deposit was due to the higher interest rates offered during the 2006 period.

STOCKHOLDERS' EQUITY. Stockholders' equity decreased $132,000, or 0.8%, to $17.1 million at December 31, 2006, reflecting the purchase of $52,000 in treasury stock coupled with dividends paid of $514,000, which were largely offset by net earnings of $371,000 and a decrease of $63,000 in unrealized losses on securities available for sale. The decrease in unrealized losses was due to improved conditions in the interest rate markets, which increased the value of our investment portfolio.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2006 and 2005
------------------------------------------------------------------------------

GENERAL. Net earnings decreased $68,000, or 24.8%, to $206,000 for the three months ended December 31, 2006, from $274,000 for the three months ended December 31, 2005. The decrease resulted primarily from a $77,000 decrease in net interest income and a $35,000 increase in general, administrative and other expense, which were partially offset by a decrease of $27,000 in income taxes.

INTEREST INCOME. Interest income was $1.6 million for the three months ended December 31, 2006, an increase of $257,000, or 19.0%, over the $1.3 million recorded for the three months ended December 31, 2005. Interest income on loans increased $253,000, or 19.8%, to $1.5 million for the three months ended December 31, 2006 from $1.3 million for the three months ended December 31, 2005. The increase was due primarily to a $11.0 million, or 13.5%, increase in the average balance of loans outstanding, and an increase of 35 basis points in the average yield, to 6.64% for the three months ended December 31, 2006, from 6.29% for the three months ended December 31, 2005. The remainder of our interest-bearing income accounts remained essentially unchanged year over year as a result of static investment balances.

INTEREST EXPENSE. Interest expense increased $334,000, or 58.6%, to $904,000 for the three months ended December 31, 2006 from $570,000 for the three months ended December 31, 2005. The increase in interest expense resulted from a $319,000 increase in deposit costs and a $15,000 increase in interest expense on borrowings.

Interest expense on deposits increased $319,000, or 66.5%, to $799,000 for the three months ended December 31, 2006 from $480,000 for the three months ended December 31, 2005. The increase was due to a 123 basis point increase in the average rate paid on deposits to 3.99% for the three months ended December 31, 2006 from 2.76% for the same period in 2005, and an increase in the average balance of deposits outstanding of $10.6 million, or 15.3%. The average balance of certificates of deposit increased $14.0 million, or 31.0%, and the average rate paid increased 121 basis points, to 4.75% for the three months ended December 31, 2006 from 3.54% for the three months ended December 31, 2005. The average balance of passbook accounts decreased by $3.4 million, or 22.2%, while the average cost of passbook accounts increased by 79 basis points to 2.50% for the period. The growth in the cost of deposits was due to the increase in interest rates in the marketplace during the period. The interest rates offered on deposits by Dearborn Savings were increased to match rates offered by competitors in order to increase deposit share. Management believes this pricing strategy facilitated the Corporation's growth over the 2006 period.

Interest expense on borrowings increased $15,000, or 16.7%, to $105,000 for the three months ended December 31, 2006 from $90,000 for the three months ended December 31, 2005. The increase was due to a 53 basis point increase in the average rate paid on borrowings to 5.14% for the three months ended December 31, 2006 from 4.61% for the same period in 2005, and an increase in the average balance of borrowings outstanding of $369,000, or 4.7%. Management primarily utilized increased borrowings in 2006 to fund loan growth.

NET INTEREST INCOME. The foregoing changes in our interest income and our interest expense resulted in a $77,000, or 9.9%, decrease in net interest income, to $704,000 for the three months ended December 31, 2006, from $781,000 for the three months ended December 31, 2005. Our interest rate spread decreased to 2.41% in the 2006 quarter from 3.14% in the 2005 quarter and our net interest margin decreased to 2.85% during the 2006 quarter from 3.52% during the 2005 quarter, while average net interest-earning assets decreased to $10.6 million for the three months ended December 31, 2006 from $11.4 million for the three months ended December 31, 2005.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2006 and 2005 (continued)
------------------------------------------------------------------------------

PROVISION FOR LOSSES ON LOANS. We establish provisions for losses on loans, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. Management recorded a provision of $15,000 and $24,000 for the three months ended December 31, 2006 and 2005, respectively. The allowance for loan losses was $472,000, or 0.49%, of gross loans outstanding at December 31, 2006, as compared with $442,000, or 0.47%, of gross loans outstanding at June 30, 2006. The level of the allowance is based on estimates, and ultimate losses may vary from the estimates.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis and establishes the provision for losses on loans based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Nonperforming loans totaled $1.2 million, or 1.27% of total loans at December 31, 2006, compared to $364,000, or 0.44% of total loans at December 31, 2005. Nonperforming loans at December 31, 2006 consisted of one $503,000 multi-family loan, with the remainder of the total represented by one- to four-family residential loans. Based on a continuing review of nonperforming loans, management does not anticipate any material unreserved losses on these nonperforming loans. The provision for losses on loans for the three months ended December 31, 2006 was predicated primarily upon growth in the portfolio of loans secured by land and nonresidential real estate and loans secured by junior liens on one- to four-family residential real estate.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to increase the allowance based on its judgment regarding the adequacy of our allowance for loan losses at the time of examination.

OTHER INCOME. Other income increased $8,000, or 3.6%, to $233,000 for the three months ended December 31, 2006 from $225,000 for the three months ended December 31, 2005. The increase resulted primarily from a gain on the sale of office premises of $122,000, an increase in the gain on sale of loans of $16,000 and an increase in other operating income of $20,000 offset by a decrease in gain on sale of investments of $159,000. With the recent opening of our new headquarters, we sold our Walnut Street office building on December 28, 2006, resulting in the aforementioned gain of $122,000. The gain on sale of investment securities during the quarter ended December 31, 2005 resulted from our redemption of our investment in the common stock of another financial institution, as that entity was acquired in an all-cash transaction. We sold $1.3 million of loans during the three months ended December 31, 2006, compared to $341,000 of such sales during the three months ended December 31, 2005. The increase in sales volume resulted from management's recent decision during the current period to begin selling a higher percentage of certain one- to four-family fixed-rate residential loans.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense increased $35,000, or 6.2%, to $596,000 for the three months ended December 31, 2006 from $561,000 for the three months ended December 31, 2005. The increase resulted primarily from a $36,000, or 11.2%, increase in employee compensation and benefits expense, to $357,000 for the three months ended December 31, 2006 from $321,000 for the three months ended December 31, 2005. The increase in employee compensation and benefits resulted from normal merit increases and increases in benefit plan costs, including the directors deferred compensation plan and the Stock-Based Incentive Plan (Plan). This Plan was approved by the Corporation's shareholders at the Annual Meeting of Shareholders in the latter part of the 2005 six month period.

INCOME TAXES. The provision for income taxes was $120,000 for the three months ended December 31, 2006 and $147,000 for the three months ended December 31, 2005, reflecting effective tax rates of 36.8% and 34.9%, respectively.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2006 and 2005
----------------------------------------------------------------------------

GENERAL. Net earnings decreased $98,000, or 20.9%, to $371,000 for the six months ended December 31, 2006, from $469,000 for the six months ended December 31, 2005. The decrease resulted primarily from a $103,000 decrease in net interest income and a $68,000 increase in general, administrative and other expense, which were partially offset by an increase of $22,000 in other income.

INTEREST INCOME. Interest income was $3.2 million for the six months ended December 31, 2006, an increase of $551,000, or 21.0%, over the $2.6 million recorded for the six months ended December 31, 2005. Interest income on loans increased $559,000, or 22.7%, to $3.0 million for the six months ended December 31, 2006 from $2.5 million for the six months ended December 31, 2005. The increase was due primarily to a $12.2 million, or 15.4%, increase in the average balance of loans outstanding, and an increase of 40 basis points in the average yield, to 6.62% for the six months ended December 31, 2006, from 6.22% for the six months ended December 31, 2005. Interest income on all other interest-bearing assets decreased by $8,000 from $160,000 in 2005 to $152,000 in fiscal 2006. The decline in other interest income types primarily resulted from a reduction in weighted-average balances.

INTEREST EXPENSE. Interest expense increased $654,000, or 60.8%, to $1.7 million for the six months ended December 31, 2006 from $1.1 million for the six months ended December 31, 2005. The increase in interest expense resulted from a $614,000 increase in interest expense on deposits and a $40,000 increase in interest expense on borrowed money.

Interest expense on deposits increased $614,000, or 67.9%, to $1.5 million for the six months ended December 31, 2006 from $904,000 for the six months ended December 31, 2005. The increase was due to a 121 basis point increase in the average rate paid on deposits to 3.86% for the six months ended December 31, 2006 from 2.65% for the same period in 2005, and an increase in the average balance of deposits outstanding of $10.4 million, or 15.2%. The average balance of certificates of deposit increased $14.1 million, or 32.6%, and the average rate paid increased 119 basis points, to 4.59% for the six months ended December 31, 2006 from 3.40% for the six months ended December 31, 2005. The average balance of passbook accounts decreased by $3.7 million, or 23.2%, while the average cost of passbook accounts increased by 74 basis points to 2.48% for the period. The increase in the cost of deposits was due to the increase in interest rates in the marketplace during the period. The interest rates offered on deposits by Dearborn Savings were increased to match rates offered by competitors to maintain deposit share. As stated previously, management believes this pricing strategy has facilitated deposit growth in the 2006 period.

Interest expense on borrowings increased $40,000, or 23.3%, to $212,000 for the six months ended December 31, 2006 from $172,000 for the six months ended December 31, 2005. The increase was due to a 47 basis point increase in the average rate paid on borrowings to 5.12% for the six months ended December 31, 2006 from 4.65% for the same period in 2005, and an increase in the average balance of borrowings outstanding of $882,000, or 11.9%. Management has utilized increased borrowings in the 2006 period to fund loan growth.

NET INTEREST INCOME. The foregoing changes in our interest income and our interest expense resulted in a $103,000, or 6.7%, decrease in net interest income, to $1.4 million for the six months ended December 31, 2006, from $1.5 million for the six months ended December 31, 2005. Our interest rate spread decreased to 2.49% in 2006 from 3.14% in 2005, and our net interest margin decreased to 2.94% during 2006 from 3.52% during 2005, while average net interest-earning assets decreased to $11.0 million for the six months ended December 31, 2006, from $11.9 million for the six months ended December 31, 2005.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2006 and 2005 (continued)
----------------------------------------------------------------------------

PROVISION FOR LOSSES ON LOANS. Management recorded loan loss provisions of $30,000 and $31,000 for the six months ended December 31, 2006 and 2005, respectively. The allowance for loan losses was $472,000, or 0.49%, of gross loans outstanding at December 31, 2006, as compared with $442,000, or 0.47%, of gross loans outstanding at June 30, 2006. The level of the allowance is based on estimates, and ultimate losses may vary from the estimates.

The provision for losses on loans for the six months ended December 31, 2006 was primarily influenced by growth in the portfolio of loans secured by nonresidential real estate and loans secured by one- to four-family real estate.

OTHER INCOME. Other income increased $22,000, or 7.1%, to $332,000 for the six months ended December 31, 2006 from $310,000 for the six months ended December 31, 2005. The increase resulted primarily from a gain on the sale of office premises of $122,000, an increase in the gain on sale of loans of $18,000 and an increase in other operating income of $24,000 offset by a decrease in gain on sale of investments of $159,000. With the recent opening of our new headquarters, we sold our Walnut Street office building on December 28, 2006, resulting in the aforementioned gain of $122,000. The gain on sale of investment securities during the six months ended December 31, 2005 resulted from our redemption of our investment in the common stock of another financial institution, as that entity was acquired in an all-cash transaction. We sold $2.1 million of loans during the six months ended December 31, 2006, compared to $873,000 of such sales during the six months ended December 31, 2005. The increase in sales volume resulted from management's recent decision during the current six-month period to begin selling a higher percentage of one- to four-family fixed-rate residential loans.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense increased $68,000, or 6.2%, to $1.2 million for the six months ended December 31, 2006 from $1.1 million for the six months ended December 31, 2005. The increase resulted primarily from a $77,000, or 11.9%, increase in employee compensation and benefits expense, to $723,000 for the six months ended December 31, 2006 from $646,000 for the six months ended December 31, 2005, primarily offset by a decrease in other operating expense of $10,000, or 3.3%, to $292,000 for the six-month period ended December 31, 2006 from $302,000 for the six-month period ended December 31, 2005. The increase in employee compensation and benefits resulted from normal merit increases and increases in benefit plan costs, including the directors deferred compensation plan and the Stock-Based Incentive Plan (Plan). The decrease in other operating expense resulted primarily from a decrease in professional fees and Delaware franchise tax, partially offset by an increase in advertising expenditures and consulting fees.

INCOME TAXES. The provision for income taxes was $212,000 for the six months ended December 31, 2006 and $262,000 for the six months ended December 31, 2005, reflecting effective tax rates of 36.4% and 35.8%, respectively.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources
-------------------------------

The Corporation entered into a contract with a builder providing for the construction of a new headquarters for Dearborn Savings. The building has been constructed on land previously acquired in Lawrenceburg, Indiana at the intersection of U.S. Route 50 and Indiana Route 48. The Corporation currently occupies approximately seventy percent of the building and plans to lease the remainder. The space occupied by the Corporation includes full service banking facilities, as well as administrative offices. Construction began in December 2005 and was completed in December 2006. Management has estimated costs of construction, equipment and furnishings to amount to $1.9 million, of which $1.7 million has been incurred and paid as of December 31, 2006.

There were no other material changes to the Corporation's liquidity and capital resources since filing the Corporation's Form 10-KSB for fiscal 2006.

ITEM 3 CONTROLS AND PROCEDURES

The Corporation's Principal Executive Officer and Principal Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

There were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                            DSA FINANCIAL CORPORATION

                                     PART II

ITEM 1.   Legal Proceedings
          -----------------

          Not applicable

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          -----------------------------------------------------------

                                                         Total number
                                                           of shares        Maximum number
                                Total                    purchased as     of shares that may
                               number       Average    part of publicly    yet be purchased
                              of shares   price paid    announced plans     under the plans
          Period              purchased    per share      or programs       or programs (1)
          -----------------   ---------   ----------   ----------------   ------------------
          October 1, 2006
               through
          October 31, 2006         --       $   --              --              82,033

          November 1, 2006
               through
          November 30, 2006        --       $   --              --              82,033

          December 1, 2006
               through
          December 31, 2006     1,800       $12.61           1,800              80,233

          ----------
          (1) On September 11, 2006, the Corporation announced that its Board of Directors had authorized management to repurchase up to 84,333 shares of the Company's common stock through open market or privately negotiated transactions. The authorization does not have an expiration date.

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On November 9, 2006, the Corporation held its Annual Meeting of Shareholders. Two matters were submitted to the shareholders for a vote. The shareholders elected two directors to terms expiring in 2009 by the following votes:

                                  FOR      AGAINST   ABSTAIN
                               ---------   -------   -------
          Ronald J. Denney     1,437,103     -0-      36,334
          Dr. Dennis Richter   1,452,144     -0-      21,293

          The following directors' terms continued through the Annual Meeting of
          Shareholders: Edward L. Fischer, Robert P. Sonntag, David P. Lorey and Richard Meador, III.

          The shareholders also ratified the selection of Grant Thornton LLP as the Company's independent registered public accounting firm for the 2007 fiscal year by the following vote:

               For: 1,455,473   Against: 10,864   Abstain: 7,100

ITEM 5.   Other Information
          -----------------

          None.

                            DSA FINANCIAL CORPORATION

ITEM 6.   Exhibits
          --------

          EX-31.1    Certification of Principal Executive Officer pursuant to
                     Rule 13(a) or 15(d)
          EX-31.2    Certification of Principal Financial Officer pursuant to
                     Rule 13(a) or 15(d)
          EX-32.1    Section 1350 Certification of the Chief Executive Officer
          EX-32.2    Section 1350 Certification of the Chief Financial Officer

                            DSA FINANCIAL CORPORATION

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 14, 2007                By: /s/ Edward L. Fischer
                                           ------------------------------------
                                           Edward L. Fischer
                                           President and Chief Executive Officer


Date: February 14, 2007                By: /s/ Steven R. Doll
                                           ------------------------------------
                                           Steven R. Doll
                                           Chief Financial Officer