Form 10QSB
period 2007-03-31
DSA FINANCIAL CORP
filed 2007-05-15
CIK 1282852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2007
                                ----------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.   0-50864

                            DSA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            20-1661802
-----------------------------------                -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

                595 W. Eads Parkway, Lawrenceburg, Indiana 47025
--------------------------------------------------------------------------------
                     (Address of principal executive office)

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

Yes [   ]         No  [X]

As of May 14, 2007, the latest practicable date, 1,673,962 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:   Yes [   ]   No [X]

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

                                        DSA FINANCIAL CORPORATION

                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                    (In thousands, except share data)


                                                                                 MARCH 31,     JUNE 30,
         ASSETS                                                                    2007          2006
                                                                               (Unaudited)

Cash and due from banks                                                        $     876      $   1,920
Interest-bearing deposits in other financial institutions                          2,548            488
                                                                               ---------      ---------
         Cash and cash equivalents                                                 3,424          2,408

Investment securities designated as available for sale - at market                 4,497          4,385
Mortgage-backed securities designated as available for sale - at market              325            423
Loans receivable - net                                                            93,720         88,477
Office premises and equipment - at depreciated cost                                3,561          2,092
Stock in Federal Home Loan Bank - at cost                                            936          1,138
Accrued interest receivable on loans                                                 454            411
Accrued interest receivable on investments                                            46             37
Bank-owned life insurance                                                          2,924          2,845
Prepaid expenses and other assets                                                    457            421
Prepaid income taxes                                                                --               23
Deferred income taxes                                                                441            414
                                                                               ---------      ---------

         Total assets                                                          $ 110,785      $ 103,074
                                                                               =========      =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                       $  85,013      $  76,412
Borrowings from the Federal Home Loan Bank                                         7,000          8,000
Advances by borrowers for taxes and insurance                                        251            128
Accounts payable on mortgage loans serviced for others                                44             61
Accrued interest payable                                                              54             20
Accrued income taxes                                                                  56              -
Other liabilities                                                                  1,350          1,208
                                                                               ---------      ---------
         Total liabilities                                                        93,768         85,829

Stockholders' equity
  Preferred stock - 10,000 shares of $0.01 par value authorized;
    no shares issued                                                                   -              -
  Common stock - 2,500,000 shares of $0.01 par value authorized; 1,686,662
    shares issued as of March 31, 2007 and June 30, 2006                              17             17
  Additional paid-in capital                                                      10,844         10,817
  Shares acquired by stock benefit plans                                          (1,104)        (1,161)
  Treasury stock - at cost, 12,700 shares at March 31, 2007                         (162)          --
  Retained earnings, restricted                                                    7,452          7,682
  Accumulated comprehensive loss, net of related tax benefits                        (30)          (110)
                                                                               ---------      ---------
         Total stockholders' equity                                               17,017         17,245
                                                                               ---------      ---------

         Total liabilities and stockholders' equity                            $ 110,785      $ 103,074
                                                                               =========      =========


                                           DSA FINANCIAL CORPORATION

                                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                  (Unaudited)
                                     (In thousands, except per share data)


                                                                FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                   ENDED MARCH 31,           ENDED MARCH 31,
                                                                  2007         2006         2007         2006
Interest income
  Loans                                                         $ 1,542      $ 1,351      $ 4,561      $ 3,811
  Mortgage-backed securities                                          3            5           11           18
  Investment securities                                              45           40          133          117
  Interest-bearing deposits and other                                34           32           90          102
                                                                -------      -------      -------      -------
         Total interest income                                    1,624        1,428        4,795        4,048

Interest expense
  Deposits                                                          848          581        2,366        1,485
  Borrowings                                                         88           75          300          247
                                                                -------      -------      -------      -------
         Total interest expense                                     936          656        2,666        1,732
                                                                -------      -------      -------      -------

         Net interest income                                        688          772        2,129        2,316

Provision for losses on loans                                        10           31           40           62
                                                                -------      -------      -------      -------

         Net interest income after provision
           for losses on loans                                      678          741        2,089        2,254

Other income
  Gain on sale of loans                                               3           17           36           32
  Gain on sale of investment and mortgage-backed securities           -            -            -          159
  Gain on sale of office premises                                     -            -          122            -
  Gain on sale of real estate acquired through foreclosure            -           28            -           19
  Cash surrender value of life insurance                             26           26           79           72
  Other operating                                                    61           50          185          149
                                                                -------      -------      -------      -------
         Total other income                                          90          121          422          431

General, administrative and other expense
  Employee compensation and benefits                                370          323        1,094          969
  Occupancy and equipment                                            65           40          135          116
  Data processing                                                    43           33          118          101
  Other operating                                                   168          122          460          424
                                                                -------      -------      -------      -------
         Total general, administrative and other expense            646          518        1,807        1,610
                                                                -------      -------      -------      -------

         Earnings before income taxes                               122          344          704        1,075
Income taxes
  Current                                                            51          182          315          505
  Deferred                                                          (19)         (51)         (71)        (112)
                                                                -------      -------      -------      -------
         Total income taxes                                          32          131          244          393
                                                                -------      -------      -------      -------

         NET EARNINGS                                           $    90      $   213      $   460      $   682
                                                                =======      =======      =======      =======

         EARNINGS PER SHARE
           Basic and diluted                                    $   .05      $   .14      $   .28      $   .43
                                                                =======      =======      =======      =======

         DIVIDENDS PER SHARE                                    $ .1050      $ .1050      $   .41      $   .41
                                                                =======      =======      =======      =======


                                        DSA FINANCIAL CORPORATION

                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                               (Unaudited)
                                              (In thousands)


                                                               FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                                  ENDED MARCH 31,       ENDED MARCH 31,

                                                                  2007       2006       2007       2006
Net earnings                                                     $  90      $ 213      $ 460      $ 682

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $13, $(7), $59,
    and $(42) during the respective periods                         17        (10)        80        (57)

  Reclassification adjustment for realized gains included
    in earnings, net of taxes of $68 for the nine months
    ended March 31, 2006                                             -          -          -        (91)
                                                                 -----      -----      -----      -----

Comprehensive income                                             $ 107      $ 203      $ 540      $ 534
                                                                 =====      =====      =====      =====

Accumulated comprehensive loss                                   $ (30)     $ (95)     $ (30)     $ (95)
                                                                 =====      =====      =====      =====


                                                    5


                                       DSA FINANCIAL CORPORATION

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  For the nine months ended March 31,
                                              (Unaudited)
                                             (In thousands)

                                                                                 2007          2006
Cash flows from operating activities:
  Net earnings for the period                                                  $    460      $    682
  Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Amortization of discounts, premiums and fees, net                                (1)           41
    Provision for losses on loans                                                    40            62
    Depreciation and amortization                                                    75            61
    Increase in cash surrender value of life insurance                              (79)          (72)
    Amortization expense of stock benefit plan                                       84            80
    Gain on sale of real estate acquired through foreclosure                          -           (19)
    Gain on sale of investment and mortgage-backed securities
      designated as available for sale                                                -          (159)
    Origination of loans for sale in the secondary market                        (2,527)       (2,131)
    Proceeds from sale of loans in the secondary market                           2,543         2,047
    Gain on sale of loans                                                           (16)          (16)
    Gain on sale of office premises                                                (122)            -
    Federal Home Loan Bank stock dividends                                          (11)            -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                          (43)          (65)
      Accrued interest receivable on investments                                     (9)          (11)
      Prepaid expenses and other assets                                             (36)           69
      Accounts payable on mortgage loans serviced for others                        (17)           76
      Accrued interest payable                                                       34             -
      Other liabilities                                                             142           (45)
      Income taxes
        Current                                                                      63            89
        Deferred                                                                    (71)         (112)
                                                                               --------      --------
         Net cash provided by operating activities                                  509           577

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale                  -          (150)
  Proceeds from sale of investment securities designated as available
    for sale                                                                          -           203
  Proceeds from maturity and principal repayments of investment securities           10            10
  Principal repayments on mortgage-backed securities                                116           319
  Principal repayments on loans                                                  17,719        16,261
  Loan disbursements                                                            (21,759)      (25,585)
  Loans purchased                                                                (1,242)            -
  Purchase of office premises and equipment                                      (1,582)         (153)
  Proceeds from sale of office premises and equipment                               160             -
  Redemption of Federal Home Loan Bank Stock                                        213             -
  Purchase of bank-owned life insurance                                               -          (900)
  Redemption of bank-owned life insurance                                             -            24
  Decrease in certificates of deposit in other financial institutions                 -           831
  Proceeds from sale of real estate acquired through foreclosure, net                 -           347
                                                                               --------      --------
         Net cash used in investing activities                                   (6,365)       (8,793)
                                                                               --------      --------

         Net cash used in operating and investing activities
           (balance carried forward)                                             (5,856)       (8,216)
                                                                               --------      --------

                                      DSA FINANCIAL CORPORATION

                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 For the nine months ended March 31,
                                             (Unaudited)
                                            (In thousands)


                                                                               2007           2006
         Net cash used in operating and investing activities
           (balance brought forward)                                         $ (5,856)     $ (8,216)

Cash flows provided by financing activities:
  Net increase in deposit accounts                                              8,601         8,402
  Repayment of Federal Home Loan Bank borrowings                              (10,800)       (4,000)
  Proceeds from Federal Home Loan Bank borrowings                               9,800         4,000
  Advances by borrowers for taxes and insurance                                   123             -
  Purchase of treasury stock                                                     (162)            -
  Dividends paid on common stock                                                 (690)         (674)
                                                                             --------      --------
         Net cash provided by financing activities                              6,872         7,728
                                                                             --------      --------

Net increase (decrease) in cash and cash equivalents                            1,016          (488)

Cash and cash equivalents at beginning of period                                2,408         4,043
                                                                             --------      --------

Cash and cash equivalents at end of period                                   $  3,424      $  3,555
                                                                             ========      ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                             $    225      $    407
                                                                             ========      ========

    Interest on deposits and borrowings                                      $  2,632      $  1,732
                                                                             ========      ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                     $     80      $    (57)
                                                                             ========      ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                             $     20      $     16
                                                                             ========      ========


  Transfers from loans to real estate acquired through foreclosure           $      -      $    278
                                                                             ========      ========

  Loans originated upon sale of real estate acquired through foreclosure     $      -      $     37
                                                                             ========      ========

                            DSA FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the nine and three months ended March 31, 2007 and 2006


1.      Basis of Presentation

The Board of Directors of Dearborn Mutual Holding Company (the "M.H.C.") completed a Plan of Conversion (the "Plan") in fiscal 2005. Pursuant to the Plan, the M.H.C. converted from the mutual holding company form of organization to the fully public form. The M.H.C., the mutual holding company parent of Dearborn Financial Corporation, merged into Dearborn Savings Association F.A. ("Dearborn Savings" or the "Association"), and as a result the M.H.C. was merged out of existence. In addition, Dearborn Financial Corporation, which owned 100% of Dearborn Savings, was succeeded by a new Delaware corporation named DSA Financial Corporation ("DSA Financial" or the "Corporation"). As part of the conversion, the M.H.C.'s ownership interest, as formerly evidenced by 250,000 shares of Dearborn Financial Corporation common stock, was sold in a subscription and community offering and to a newly-formed Employee Stock Ownership Plan (the "ESOP"). Shares of existing stockholders of Dearborn Financial Corporation were exchanged for shares of DSA Financial, pursuant to an exchange ratio of 3.3926-to-one. The offering resulted in net proceeds of $7.2 million. Following the completion of the Plan, DSA Financial had 1,644,242 total shares issued. Following the completion of the conversion, all of the capital stock of Dearborn Savings was held by DSA Financial.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Corporation for the year ended June 30, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended March 31, 2007, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.      Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and the Association. All intercompany transactions and balances have been eliminated.

3.      Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released, and were previously restated for the effects of the Corporation's reorganization and related stock offering. Weighted-average common shares deemed outstanding, which gives effect to a reduction for 53,241 unallocated shares held by the ESOP, totaled 1,624,654 and 1,629,587 for the three- and nine-month periods ended March 31, 2007. For both the three- and nine-month periods ended March 31, 2006, weighted-average common shares deemed outstanding totaled 1,584,112, which gives effect to 60,130 unallocated ESOP shares.

The Corporation had no dilutive or potentially dilutive securities at March 31, 2007 and 2006.

At the Annual Meeting of Stockholders held in November 2005, the Corporation's shareholders approved the DSA Financial Corporation 2005 Stock-Based Incentive Plan. On April 20, 2006, the Corporation awarded 42,420 shares of restricted stock to directors and certain officers and employees of the Corporation. These awards vest over a five-year period beginning on the date of the award.

                            DSA FINANCIAL CORPORATION

           For the nine and three months ended March 31, 2007 and 2006


4.      Effects of Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 123, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123(R), "Share-Based Payment," requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

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

Compensation cost is required to be recognized in the first annual or interim period that begins after March 15, 2005, or July 1, 2006 as to the Corporation. The Corporation currently has a stock-based incentive option plan that will be subject to the provisions of SFAS No. 123(R). However, at the time of this filing, no stock-based incentive options have been granted under that plan.

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

                            DSA FINANCIAL CORPORATION

           For the nine and three months ended March 31, 2007 and 2006


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

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after March 15, 2006, or July 1, 2007 as to the Corporation. The Corporation is currently evaluating the requirements of FIN 48 and has not quantified the effects of adoption, if any.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or July 1, 2008, for the Corporation. The adoption of this Statement is not expected to have a material effect on the Corporation's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, or July 1, 2008 as to the Corporation, and interim periods within that fiscal year. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." The Corporation is currently evaluating the impact the adoption of SFAS No. 159 will have on the financial statements.

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

Critical Accounting Policies

There are no material changes to the Corporation's critical accounting policies which were disclosed in the Corporation's Form 10-KSB as of June 30, 2006.

Discussion of Financial Condition Changes From June 30, 2006 to March 31, 2007

ASSETS. Total assets increased $7.7 million, or 7.5%, to $110.8 million at March 31, 2007, from $103.1 million at June 30, 2006. The increase in assets resulted from a $5.2 million increase in loans, to $93.7 million at March 31, 2007 from $88.5 million at June 30, 2006, a $1.5 million increase in office premises and equipment, to $3.6 million at March 31, 2007 from $2.1 million at June 30, 2006, and a $1.0 million increase in cash and cash equivalents to $3.4 million at March 31, 2007 from $2.4 million at June 30, 2006. The increase in office premises and equipment, is due to the newly completed construction of our headquarters which was opened in January 2007. The increase in loans primarily reflects increases of $3.4 million in one- to four-family residential real estate loans and $565,000 in multi-family residential real estate loans. Throughout fiscal 2005 and through the first two quarters of calendar 2006, we opted to retain a majority of our recently originated fixed-rate, one- to four-family residential real estate loans in our portfolio due to our strong capital position. However, since the beginning of fiscal 2007, we have sold a greater percentage of our current loan production. In addition, we maintain construction loans, nonresidential real estate and land loans in our portfolio because they are originated at favorable rates of interest compared to one- to four-family residential real estate loans and assist us in managing interest rate risk.

LIABILITIES. Total liabilities increased $7.9 million, or 9.2%, to $93.8 million at March 31, 2007 from $85.8 million at June 30, 2006. The increase in liabilities reflects an $8.6 million, or 11.3%, increase in deposits, to $85.0 million at March 31, 2007 from $76.4 million at June 30, 2006, which was partially offset by a $1.0 million, or 12.5%, decrease in Federal Home Loan Bank advances to $7.0 million at March 31, 2007 from $8.0 million at June 30, 2006. The increase in deposits consisted of an increase of $8.4 million in certificates of deposit and a $890,000 increase in money market/NOW accounts, partially offset by a decrease of $690,000 in all other accounts. The growth in certificates of deposit was due to the higher interest rates we have offered in response to increases in market interest rates.

STOCKHOLDERS' EQUITY. Stockholders' equity decreased $228,000, or 1.3%, to $17.0 million at March 31, 2007, reflecting the repurchase of $162,000 of treasury shares coupled with dividends paid of $690,000, which were largely offset by net earnings of $460,000 and a decrease of $80,000 in unrealized losses on securities available for sale. The decrease in unrealized losses was due to improved conditions in the interest rate markets, which increased the value of our investment portfolio.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2007 and 2006

GENERAL. Net earnings decreased $123,000, or 57.7%, to $90,000 for the three months ended March 31, 2007, from $213,000 for the three months ended March 31, 2006. The decrease resulted primarily from an $84,000 decrease in net interest income and a $128,000 increase in general, administrative and other expense, which were partially offset by a decrease of $99,000 in income taxes.

INTEREST INCOME. Interest income was $1.6 million for the three months ended March 31, 2007, an increase of $196,000, or 13.7%, over the $1.4 million recorded for the three months ended March 31, 2006. Interest income on loans increased $191,000, or 14.1%, to $1.5 million for the three months ended March 31, 2007 from $1.4 million for the three months ended March 31, 2006. The increase was due primarily to a $8.7 million, or 10.2%, increase in the average balance of loans outstanding, and an increase of 22 basis points in the average yield, to 6.61% for the three months ended March 31, 2007, from 6.39% for the three months ended March 31, 2006. The remainder of our interest-earning income accounts remained essentially unchanged period over period as a result of static average investment balances.

INTEREST EXPENSE. Interest expense increased $280,000, or 42.7%, to $936,000 for the three months ended March 31, 2007 from $656,000 for the three months ended March 31, 2006. The increase in interest expense resulted from a $267,000 increase in deposit costs and a $13,000 increase in interest expense on borrowings.

Interest expense on deposits increased $267,000, or 46.0%, to $848,000 for the three months ended March 31, 2007 from $581,000 for the three months ended March 31, 2006. The increase was due to a 94 basis point increase in the average rate paid on deposits to 4.07% for the three months ended March 31, 2007 from 3.13% for the same period in 2006, and an increase in the average balance of deposits outstanding of $9.2 million, or 12.4%. The average balance of certificates of deposit increased $11.3 million, or 22.4%, and the average rate paid increased 105 basis points, to 4.85% for the three months ended March 31, 2007 from 3.80% for the three months ended March 31, 2006. The average balance of passbook accounts decreased by $2.7 million, or 18.4%, while the average cost of passbook accounts increased by 21 basis points to 2.49% for the period. The growth in the cost of deposits was due to the increase in interest rates in the marketplace during the period. The interest rates offered on deposits by Dearborn Savings were increased to match rates offered by competitors in order to increase deposit share. Management believes this pricing strategy facilitated the Corporation's growth over the 2007 period.

Interest expense on borrowings increased $13,000, or 17.3%, to $88,000 for the three months ended March 31, 2007 from $75,000 for the three months ended March 31, 2006. The increase was due to a 22 basis point increase in the average rate paid on borrowings to 4.94% for the three months ended March 31, 2007 from 4.72% for the same period in 2006, and an increase in the average balance of borrowings outstanding of $694,000, or 10.9%. Management primarily utilized increased borrowings in 2007 to fund loan growth.

NET INTEREST INCOME. The foregoing changes in our interest income and our interest expense resulted in an $84,000, or 10.9%, decrease in net interest income, to $688,000 for the three months ended March 31, 2007, from $772,000 for the three months ended March 31, 2006. Our interest rate spread decreased to 2.33% in the 2007 quarter from 2.94% in the 2006 quarter and our net interest margin decreased to 2.74% during the 2007 quarter from 3.35% during the 2006 quarter, while average net interest-earning assets decreased to $9.9 million for the three months ended March 31, 2007 from $11.6 million for the three months ended March 31, 2006.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2007 and 2006 (continued)

PROVISION FOR LOSSES ON LOANS. We establish provisions for losses on loans, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. Management recorded a provision of $10,000 and $31,000 for the three months ended March 31, 2007 and 2006, respectively. The allowance for loan losses was $482,000, or 0.51%, of gross loans outstanding at March 31, 2007, as compared with $442,000, or 0.50%, of gross loans outstanding at June 30, 2006. The level of the allowance is based on estimates, and ultimate losses may vary from the estimates.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis and establishes the provision for losses on loans based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Nonperforming loans totaled $918,000, or 0.98% of total loans at March 31, 2007, compared to $397,000, or 0.46% of total loans at March 31, 2006. Nonperforming loans at March 31, 2007 consisted of one $503,000 multi-family residential loan, with the remainder of the total represented by one- to four-family residential loans. Based on a continuing review of nonperforming loans, management does not anticipate any material unreserved losses on these nonperforming loans. The provision for losses on loans for the three months ended March 31, 2007 was predicated primarily upon growth in the portfolio of loans secured by land and nonresidential real estate and loans secured by junior liens on one- to four-family residential real estate.

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

OTHER INCOME. Other income decreased $31,000, or 25.6%, to $90,000 for the three months ended March 31, 2007 from $121,000 for the three months ended March 31, 2006. The decrease resulted primarily from a decrease in the gain on sale of loans of $14,000 and a decrease in gain on sale of real estate acquired through foreclosure of $28,000, which were partially offset by an increase of $11,000 in other operating income. We sold $376,000 of loans during the three months ended March 31, 2007, compared to $1.2 million of such sales during the three months ended March 31, 2006. The decrease in sales volume reflects the decline in loan demand experienced in the 2007 period.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense increased $128,000, or 24.7%, to $646,000 for the three months ended March 31, 2007 from $518,000 for the three months ended March 31, 2006. The increase resulted primarily from a $47,000, or 14.6%, increase in employee compensation and benefits expense, to $370,000 for the three months ended March 31, 2007 from $323,000 for the three months ended March 31, 2006, an increase of $25,000 in occupancy and equipment, or 62.5%, over the same period a year earlier and an increase in other operating expense of $46,000, or 37.7%, to $168,000, for the three months ended March 31, 2007 from $122,000 for the three months ended March 31, 2006. The increase in employee compensation and benefits resulted from normal merit increases and increases in benefit plan costs, including the directors deferred compensation plan and the Stock-Based Incentive Plan (Plan). This Plan was approved by the Corporation's shareholders at the Annual Meeting of Shareholders in November 2005. The increase in occupancy and equipment expense was due to additional depreciation expense in connection with the opening of our new headquarters. The increase in other operating expense resulted primarily from increased advertising expenditures promoting the opening of our new main office.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2007 and 2006 (continued)

INCOME TAXES. The provision for income taxes was $32,000 for the three months ended March 31, 2007 and $131,000 for the three months ended March 31, 2006, reflecting effective tax rates of 26.2% and 38.0%, respectively. The reduction in the tax provision and effective rate period over period primarily reflects the tax exempt earnings on bank-owned life insurance, as well as reduced earnings.


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2007 and 2006

GENERAL. Net earnings decreased $222,000, or 32.6%, to $460,000 for the nine months ended March 31, 2007, from $682,000 for the nine months ended March 31, 2006. The decrease resulted primarily from a $187,000 decrease in net interest income and a $197,000 increase in general, administrative and other expense, which were partially offset by an decrease of $149,000 in income taxes.

INTEREST INCOME. Interest income was $4.8 million for the nine months ended March 31, 2007, an increase of $747,000, or 18.5%, over the $4.0 million recorded for the nine months ended March 31, 2006. Interest income on loans increased $750,000, or 19.7%, to $4.6 million for the nine months ended March 31, 2007 from $3.8 million for the nine months ended March 31, 2006. The increase was due primarily to an $11.0 million, or 13.6%, increase in the average balance of loans outstanding, and an increase of 34 basis points in the average yield, to 6.62% for the nine months ended March 31, 2007, from 6.28% for the nine months ended March 31, 2006. Interest income on all other interest-earning assets remained virtually unchanged.

INTEREST EXPENSE. Interest expense increased $934,000, or 53.9%, to $2.7 million for the nine months ended March 31, 2007 from $1.7 million for the nine months ended March 31, 2006. The increase in interest expense resulted from an $881,000 increase in interest expense on deposits and a $53,000 increase in interest expense on borrowed money.

Interest expense on deposits increased $881,000, or 59.3%, to $2.4 million for the nine months ended March 31, 2007 from $1.5 million for the nine months ended March 31, 2006. The increase was due to an 111 basis point increase in the average rate paid on deposits to 3.93% for the nine months ended March 31, 2007 from 2.82% for the same period in 2006, and an increase in the average balance of deposits outstanding of $10.0 million, or 14.2%. The average balance of certificates of deposit increased $13.2 million, or 28.9%, and the average rate paid increased 113 basis points, to 4.68% for the nine months ended March 31, 2007 from 3.55% for the nine months ended March 31, 2006. The average balance of passbook accounts decreased by $3.3 million, or 21.7%, while the average cost of passbook accounts increased by 56 basis points to 2.47% for the period. The increase in the cost of deposits was due to the increase in interest rates in the marketplace during the period. The interest rates offered on deposits by Dearborn Savings were increased to match rates offered by competitors to maintain deposit share. As stated previously, management believes this pricing strategy has facilitated deposit growth in the 2007 period.

Interest expense on borrowings increased $53,000, or 21.5%, to $300,000 for the nine months ended March 31, 2007 from $247,000 for the nine months ended March 31, 2006. The increase was due to a 39 basis point increase in the average rate paid on borrowings to 5.06% for the nine months ended March 31, 2007 from 4.67% for the same period in 2006, and an increase in the average balance of borrowings outstanding of $820,000, or 11.6%. Management has utilized increased borrowings in the 2007 period to fund loan growth.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2007 and 2006 (continued)

NET INTEREST INCOME. The foregoing changes in our interest income and our interest expense resulted in an $187,000, or 8.1%, decrease in net interest income, to $2.1 million for the nine months ended March 31, 2007, from $2.3 million for the nine months ended March 31, 2006. Our interest rate spread decreased to 2.44% in 2007 from 3.07% in 2006, and our net interest margin decreased to 2.87% during 2007 from 3.46% during 2006, while average net interest-earning assets decreased to $10.6 million for the nine months ended March 31, 2007, from $11.8 million for the nine months ended March 31, 2006.

PROVISION FOR LOSSES ON LOANS. Management recorded loan loss provisions of $40,000 and $62,000 for the nine months ended March 31, 2007 and 2006, respectively. The allowance for loan losses was $482,000, or 0.51%, of gross loans outstanding at March 31, 2007, as compared with $442,000, or 0.50%, of gross loans outstanding at June 30, 2006. The level of the allowance is based on estimates, and actual losses may vary from the estimates.

The provision for losses on loans for the nine months ended March 31, 2007 was primarily influenced by growth in the portfolio of loans secured by multi-family real estate and loans secured by one- to four-family real estate.

OTHER INCOME. Other income decreased $9,000, or 2.1%, to $422,000 for the nine months ended March 31, 2007 from $431,000 for the nine months ended March 31, 2006. The decrease resulted from a reduction in gain on sale of investments of $159,000 coupled with a $19,000 decrease in gain on sale of real estate acquired through foreclosure offset by a gain on the sale of office premises of $122,000, an increase in the gain on sale of loans of $4,000 and an increase in other operating income of $36,000. With the recent opening of our new headquarters, we sold our Walnut Street office building on December 28, 2006, resulting in the aforementioned gain of $122,000. The gain on sale of investment securities during the nine months ended March 31, 2006 resulted from the redemption of our investment in the common stock of another financial institution, as that entity was acquired in an all-cash transaction. We sold $2.5 million of loans during the nine months ended March 31, 2007, compared to $2.0 million of such sales during the nine months ended March 31, 2006. The increase in sales volume resulted from management's recent decision during the current nine-month period to begin selling a higher percentage of one- to four-family fixed-rate residential loans.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE. General, administrative and other expense increased $197,000, or 12.2%, to $1.8 million for the nine months ended March 31, 2007 from $1.6 million for the nine months ended March 31, 2006. The increase resulted primarily from a $125,000, or 12.9%, increase in employee compensation and benefits expense, to $1.1 million for the nine months ended March 31, 2007 from $969,000 for the nine months ended March 31, 2006, and an increase in other operating expense of $36,000, or 8.5%, to $460,000 for the nine-month period ended March 31, 2007 from $424,000 for the nine-month period ended March 31, 2006. The increase in employee compensation and benefits resulted from normal merit increases and increases in benefit plan costs, including the directors deferred compensation plan and the Stock-Based Incentive Plan. The increase in other operating expense resulted primarily from an increase in advertising expenditures and consulting fees, partially offset by a decrease in professional fees and Delaware franchise tax.

INCOME TAXES. The provision for income taxes was $244,000 for the nine months ended March 31, 2007 and $393,000 for the nine months ended March 31, 2006, reflecting effective tax rates of 34.7% and 36.6%, respectively. The difference between the Corporation's effective tax rate and the 38% federal and state statutory rates primarily result from the tax-exempt earnings on bank-owned life insurance.

                            DSA FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

The Corporation entered into a contract with a builder providing for the construction of a new headquarters for Dearborn Savings. The building has been constructed on land previously acquired in Lawrenceburg, Indiana at the intersection of U.S. Route 50 and Indiana Route 48. The Corporation currently occupies approximately seventy percent of the building and plans to lease the remainder. The space occupied by the Corporation includes full service banking facilities, as well as administrative offices. Construction began in December, 2005 and was completed in December, 2006. The final cost of the project including land, building and furnishings was $3.2 million.

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

There were no changes in the Corporation's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                            DSA FINANCIAL CORPORATION

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                                                                     Total number
                                                                      of shares         Maximum number
                                       Total                         purchased as      of shares that may
                                       number          Average     part of publicly     yet be purchased
                                     of shares       price paid     announced plans     under the plans
          Period                     purchased       per share       or programs        or programs (1)
          ------                     ---------       ---------       -----------        ---------------
          January 1, 2007
               through

          January 31, 2007            4,600         $   12.83            4,600              75,633

          February 1, 2007
               through
          February 28, 2007               -         $       -                -              75,633

          March 1, 2007
               through
          March 31, 2007              4,000         $   12.88            4,000              71,633

        --------------------------
        (1) On September 11, 2006, the Corporation announced that its Board of Directors had authorized management to repurchase up to 84,333 shares of the Company's common stock through open market or privately negotiated transactions. The authorization does not have an expiration date.

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





Date:   May 15, 2007                   By: /s/ Edward L. Fischer
       --------------------------          ------------------------------------
                                           Edward L. Fischer
                                           President and Chief Executive Officer



Date:   May 15, 2007                   By: /s/ Steven R. Doll
       --------------------------          ---------------------------------
                                           Steven R. Doll
                                           Chief Financial Officer